Form 10-K
period 1994-01-31
NORDSTROM CREDIT INC
filed 1994-03-30
CIK 757439

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended January 31, 1994

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________to________

                           Commission file number 0-12994

                              Nordstrom Credit, Inc.
               ______________________________________________________
               (Exact name of Registrant as specified in its charter)

                 Colorado                                 91-1181301
        ________________________________             ___________________
        (State or other jurisdiction of                  (IRS Employer
         incorporation or organization)               Identification No.)

                 13531 East Caley, Englewood, Colorado   80111
            _______________________________________________________
              (Address of principal executive office)  (Zip code)

        Registrant's telephone number, including area code:  303-397-4700

             Securities registered pursuant to Section 12(b) of the Act:
                                        None

             Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, $.50 par value
                          _______________________________
                                 (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports require to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

On March 22, 1994 Registrant had 10,000 shares of Common stock ($.50 par value) outstanding; all such shares are owned by Registrant's parent, Nordstrom, Inc.

The Registrant meets the conditions set forth in General Instruction J(1)
(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.



                                 1 of 16

                                 PART I
Item 1.  Business.
- ------------------

In 1994, Nordstrom National Credit Bank (the "Bank") intends to issue a VISA card. It is anticipated that receivables generated through the use of the card will be purchased by Nordstrom Credit, Inc. (the "Company"), without recourse, except for sales occurring at Nordstrom, Inc. stores. This is expected to increase the external financing needs of the Company. Service charges earned on these receivables are expected to be sufficient to offset additional expenses generated through this activity. All other operations of the Company will remain substantially the same.

Certain other information required under this item is included in Note 1 to the Financial Statements on page 12 of this report, which is incorporated herein by reference.

Item 2.  Properties.
- --------------------

The Company owns an office building in Englewood, Colorado where it locates its principal offices.

Item 3.  Legal Proceedings.
- ---------------------------

The Company is not a party to any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.
- -------------------------------------------------------------

Not required under reduced disclosure format.


                                 PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters.
- ------------------------------------------------------------------------------

The class of securities registered is the Company's Common Stock, $.50 par value per share. There are 100,000 shares of authorized Common Stock, of which 10,000 shares were issued and outstanding as of March 22, 1994. The Company's common stock is owned entirely by Nordstrom. The stock has not been traded and, accordingly, no market value has been established.
In addition, no dividends have been paid or declared.

Item 6.  Selected Financial Data.
- ---------------------------------

Not required under reduced disclosure format.

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations.
- -------------------------------------------------------------------------

Service charge income decreased in 1993 primarily because of a decrease in the average amount of customer accounts receivable purchased.

Interest expense decreased in 1993 due to lower levels of debt and decreased short-term interest rates.

Certain other information required under this item is included in Note 1 to the Financial Statements on page 12 of this report, which is incorporated herein by reference.
                                 2 of 16

Item 8.  Financial Statements and Supplementary Data.
- ----------------------------------------------------

     A)  Financial Statements and Supplementary Data

         The financial statements listed in the Index to Financial Statements and Schedules on page 6 of this Report are incorporated herein by reference.

     B)  Other Financial Statements and Schedules

         Schedules required under Regulation S-X are filed pursuant to
         Item 14 of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
- ------------------------------------------------------------------------

         None

                                 PART III

Item 10. Directors and Executive Officers of the Registrant.
- ------------------------------------------------------------

Not required under reduced disclosure format.

Item 11. Executive Compensation.
- --------------------------------

Not required under reduced disclosure format.

Item 12. Security Ownership of Certain Beneficial Owners and
         Management.
- ------------------------------------------------------------

Not required under reduced disclosure format.

Item 13. Certain Relationships and Related Transactions.
- --------------------------------------------------------
Not required under reduced disclosure format.


                                 PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
         8-K.
- ---------------------------------------------------------------------

(a)1.    Financial Statements
         --------------------

         The following financial statements of the Company and the Independent Auditors' Report are incorporated by reference in
         Part II, Item 8:

              Independent Auditors' Report
              Statements of Earnings
              Balance Sheets
              Statements of Investment of Nordstrom, Inc.
              Statements of Cash Flows
              Notes to Financial Statements

                                 3 of 16

(a)2.    Financial Statement Schedules
         -----------------------------
         The financial statement schedules listed in the Index to Financial Statements and Schedules on page 6 of this Report are incorporated herein by reference.

(a)3.    Exhibits
         --------
  (3.1) Articles of Incorporation of the Registrant are hereby incorporated by reference from the Registrant's Form 10-K for the year ended January 31, 1991, Exhibit 3.1.

  (3.2) By-laws of the Registrant are hereby incorporated by reference from the Registrant's Form 10-K for the year ended January 31, 1991, Exhibit 3.2.

  (4.1) Indenture between Registrant and First Interstate Bank of Washington , N.A. dated November 15, 1984, the First Supplement thereto dated January 15, 1988, the Second Supplement thereto dated June 1, 1989 and the Third Supplement thereto dated
         October 19, 1990 are hereby incorporated by reference from Registration No. 33-3765, Exhibit 4.2; Registration No. 33-19743,
         Exhibit 4.2; Registration No. 33-29193, Exhibit 4.3; and Registrant's Form 10-K for the year ended January 31, 1991,
         Exhibit 4.2, respectively.

 (10.1) Investment Agreement dated October 8, 1984 between Registrant and Nordstrom, Inc. is hereby incorporated by reference from the Registrant's Form 10, Exhibit 10.1.

 (10.2) Operating Agreement dated August 30, 1991 between Registrant and Nordstrom National Credit Bank is hereby incorporated by reference from the Registrant's Form 10-Q for the quarter ended July 31, 1991, Exhibit 10.1.

 (10.3) Credit Agreement dated June 30, 1992, as amended January 1, 1993, between Registrant and Seattle-First National Bank of Washington is hereby incorporated by reference from the Registrant's Form 10-K for the year ended January 31, 1993, Exhibit 10.5

 (10.4) Second Amendment to the Credit Agreement dated June 30, 1992, as amended January 1, 1993, between Registrant and Seattle-First National Bank of Washington dated June 29, 1993 is filed herein as an Exhibit.

 (10.5) Loan Agreement dated November 24, 1992 between Registrant and Nordstrom, Inc. is hereby incorporated by reference from the Registrant's Form 10-K for the year ended January 31, 1993,
         Exhibit 10.6.

 (10.6) Loan Agreement dated June 28, 1993 between Registrant and a group of commercial banks is filed herein as an Exhibit.

 (12.1) Statement regarding computation of ratio of earnings available for fixed charges to fixed charges is filed herein as an Exhibit.

All other exhibits are omitted because they are not applicable, or not required, or because the required information is included in the Financial Statements or notes thereto.

(b)      Reports on Form 8-K
         -------------------
         No reports on Form 8-K were filed during the last quarter of the period for which this report is filed.


                                 4 of 16

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             NORDSTROM CREDIT, INC.
                                             (Registrant)

Date        March 29, 1994          by /s/              John A. Goesling
    ________________________________   _________________________________
                                                        John A. Goesling
                                            Executive Vice President and
                                                               Treasurer
                                               (Principal Accounting and
                                                      Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



/s/                  John A. McMillan  /s/            James F. Nordstrom
_____________________________________  _________________________________
                     John A. McMillan                 James F. Nordstrom
Co-Chairman of the Board of Directors        Co-Chairman of the Board of
                                                               Directors




/s/                Bruce A. Nordstrom  /s/             John N. Nordstrom
_____________________________________  _________________________________
                   Bruce A. Nordstrom                  John N. Nordstrom
Co-Chairman of the Board of Directors        Co-Chairman of the Board of
                                                               Directors




/s/                    John Walgamott  /s/              John A. Goesling
_____________________________________  _________________________________
                       John Walgamott                   John A. Goesling
                            President       Executive Vice President and
        (Principal Executive Officer)                          Treasurer
                                               (Principal Accounting and
                                                      Financial Officer)



Date      March 29, 1994
    ______________________









                                 5 of 16

                          NORDSTROM CREDIT, INC.
               INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                                                   Page
                                                                  Number
                                                                  ------

Independent Auditors' Report                                         7

Statements of Earnings                                               8

Balance Sheets                                                       9

Statements of Investment of Nordstrom, Inc.                         10

Statements of Cash Flows                                            11

Notes to Financial Statements                                       12

Additional financial information required to be furnished-

      Schedules:

      VIII - Valuation and Qualifying Accounts                      15

        IX - Short-term Borrowings                                  16


All other schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the financial statements or notes thereto.































                                 6 of 16

                      INDEPENDENT AUDITORS' REPORT



Board of Directors
Nordstrom Credit, Inc.
Englewood, Colorado

We have audited the accompanying balance sheets of Nordstrom Credit, Inc. as of January 31, 1994 and 1993, and the related statements of earnings, investment of Nordstrom, Inc. and cash flows for each of the three years in the period ended January 31, 1994. Our audits also included the financial statement schedules listed in Item 14(a)2. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Nordstrom Credit, Inc. as of January 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 1994, in conformity with generally accepted accounting principles.
Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




Deloitte & Touche
Seattle, Washington
March 11, 1994



















                                 7 of 16

                         NORDSTROM CREDIT, INC
                         STATEMENTS OF EARNINGS
                         (Dollars in thousands)



Year Ended January 31,                      1994        1993        1992
- ----------------------                      ----        ----        ----
Revenue:
     Service charge income               $91,026     $92,553     $88,626
     Rental income from Nordstrom
       National Credit Bank                1,044       1,044         441
                                         -------     -------     -------
  Total revenue                           92,070      93,597      89,067

Expenses:
     Interest, net                        29,465      33,593      34,775
     Service fees paid to Nordstrom
       National Credit Bank               28,551      28,848      12,747
     General and administrative            1,682       1,835      17,522
                                         -------     -------     -------
  Total expenses                          59,698      64,276      65,044
                                         -------     -------     -------
Earnings before income taxes              32,372      29,321      24,023

Income taxes                              11,700      10,400       9,200
                                         -------     -------     -------
Net earnings                             $20,672     $18,921     $14,823
                                         =======     =======     =======

Ratio of earnings available for
  fixed charges to fixed charges            2.09        1.87        1.69
                                         =======     =======     =======









                   See notes to financial statements.




















                                 8 of 16

                         NORDSTROM CREDIT, INC.
                            BALANCE SHEETS
                         (Dollars in thousands)



January 31,                                           1994          1993
- -----------                                           ----          ----
ASSETS
- ------
Cash and cash equivalents                         $  1,694      $    388

Customer accounts receivable,
  net of holdback allowance of
  $23,145 and $23,969                              564,495       583,211

Other accounts receivable                            3,977         3,708

Property and equipment, net                          5,987         6,183

Other assets                                         1,677         1,954
                                                  --------      --------
                                                  $577,830      $595,444
                                                  ========      ========


LIABILITIES AND INVESTMENT OF NORDSTROM, INC.
- ---------------------------------------------
Notes payable to Nordstrom, Inc.                  $112,500      $112,500

Notes payable to bank                               25,000        25,000

Commercial paper                                    15,337        13,319

Accrued interest, taxes and other                    9,665         9,969

Long-term debt                                     265,600       305,600
                                                  --------      --------
     Total liabilities                             428,102       466,388

Investment of Nordstrom, Inc.                      149,728       129,056
                                                  --------      --------
                                                  $577,830      $595,444
                                                  ========      ========









                   See notes to financial statements.









                                 9 of 16

                         NORDSTROM CREDIT, INC.
                STATEMENTS OF INVESTMENT OF NORDSTROM, INC.
              (Dollars in thousands except per share amount)



                      Common Stock, $.50 par value,
                        100,000 shares authorized
                        -------------------------   Retained
                           Shares      Amount       Earnings       Total
                           ------      ------       --------       -----
Balance at
     January 1, 1991       10,000     $55,058        $40,254    $ 95,312

Net earnings                    -           -         14,823      14,823
                           ------     -------        -------    --------

Balance at
     January 31, 1992      10,000      55,058         55,077     110,135

Net earnings                    -           -         18,921      18,921
                           ------     -------        -------    --------

Balance at
     January 31, 1993      10,000      55,058         73,998     129,056

Net earnings                    -           -         20,672      20,672
                           ------     -------        -------    --------

Balance at
     January 31, 1994      10,000     $55,058        $94,670    $149,728
                           ======     =======        =======    ========
















                    See notes to financial statements.













                                 10 of 16

                          NORDSTROM CREDIT, INC.
                         STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)



Year Ended January 31,                         1994      1993      1992
- ----------------------                         ----      ----      ----

OPERATING ACTIVITIES:

  Net earnings                              $20,672   $18,921   $14,823
  Adjustments to reconcile net earnings
    to net cash provided by (used in)
    operating activities:
    Depreciation and amortization               640       664     1,204
    Change in:
      Customer accounts receivable, net      18,716       981   (89,178)
      Other accounts receivable                (269)    3,787    (1,752)
      Accrued interest, taxes and other        (304)      (85)     (779)
                                            -------   -------   -------

Net cash provided by (used in)
  operating activities                       39,455    24,268   (75,682)
                                            -------   -------   -------

INVESTING ACTIVITIES:

  (Additions to) disposition of property
    and equipment, net                         (167)        4     2,014
                                            -------   -------   -------

FINANCING ACTIVITIES:

  Increase (decrease) in commercial paper     2,018   (71,416)    4,681
  Principal payments on long-term debt      (40,000)  (19,400)   (3,000)
  Increase in notes payable
    to Nordstrom, Inc.                            -    90,150    22,350
  Decrease in notes payable to Banks              -   (25,000)        -
  Proceeds from issuance of
    long-term debt, net                           -         -    49,613
                                            -------   -------   -------

Net cash (used in) provided by
  financing activities                      (37,982)  (25,666)   73,644
                                            -------   -------   -------

Net increase (decrease) in cash and
  cash equivalents                            1,306    (1,394)      (24)

Cash and cash equivalents at beginning
  of year                                       388     1,782     1,806
                                            -------   -------   -------

Cash and cash equivalents at end of year    $ 1,694   $   388   $ 1,782
                                            =======   =======   =======

                    See notes to financial statements.





                                 11 of 16

                          NORDSTROM CREDIT, INC.
                      NOTES TO FINANCIAL STATEMENTS
                         (Dollars in thousands)

NOTE 1 - DESCRIPTION OF BUSINESS

Nordstrom Credit, Inc. (the "Company"), a wholly-owned subsidiary of Nordstrom, Inc. ("Nordstrom") was incorporated in the State of Washington in 1982 and reincorporated in the State of Colorado in 1990.
The primary business of the Company is to finance customer accounts receivable generated through sales of merchandise in Nordstrom stores ("Accounts"). The Accounts are originated through the use of credit cards issued by Nordstrom National Credit Bank, a national banking association organized as a wholly-owned subsidiary of Nordstrom (the "Bank"), effective August 30, 1991.

The Company and the Bank are parties to an Operating Agreement dated August 30, 1991 (the "Operating Agreement") pursuant to which the Company purchases Accounts from the Bank for a price equal to the amount of Accounts originated less an allowance for amounts to be written off (the "holdback allowance"). Under the terms of the Operating Agreement, the Bank performs the servicing functions for the Accounts and the Company pays the Bank a servicing fee which was initially established at 1.75% of credit card sales. On February 1, 1993, the servicing fee increased to 1.82% and on November 1, 1993, it decreased to 1.59%.

Prior to the formation of the Bank, the Company and Nordstrom were parties to a Prior Operating Agreement, whereby the Company purchased from Nordstrom an undivided interest in the Accounts, which were generated through the use of credit cards issued by Nordstrom, rather than the Bank. Pursuant to the Prior Operating Agreement, the Company also provided servicing for the Accounts.

The Company and Nordstrom are parties to an Investment Agreement dated October 8, 1984 (the "Investment Agreement") which, among other things, governs ownership of Company stock and the financial relationships between Nordstrom and the Company. The Investment Agreement requires that Nordstrom maintain the Company's ratio of earnings available for fixed charges to fixed charges at not less than 1.25:1 and further requires that Nordstrom retain ownership of all the outstanding shares of stock of the Company. This agreement does not, however, represent a guarantee by Nordstrom of the payment of any obligation of the Company.

NOTE 2 - RENTAL INCOME

The Company owns an office building in Englewood, Colorado, and leases space in the building to the Bank under a month-to-month agreement for $87 per month.

NOTE 3 - INTEREST EXPENSE

The components of net interest expense are as follows:

Year ended January 31,              1994        1993        1992
- ----------------------              ----        ----        ----
Notes payable to banks           $   771     $ 1,694     $ 2,865
Notes payable to Nordstrom, Inc.   1,696         461         178
Commercial paper                   1,590       2,780       4,889
Long-term debt                    25,543      28,906      27,105
                                 -------     -------     -------
Total interest expense            29,600      33,841      35,037
Less:  Interest income              (135)       (248)       (262)
                                 -------     -------     -------
Interest, net                    $29,465     $33,593     $34,775
                                 =======     =======     =======

                                 12 of 16

NOTE 4 - INCOME TAXES

The Company files consolidated income tax returns with Nordstrom. Income taxes have been provided on a separate return basis, and the difference between the effective tax rate and the statutory Federal income tax rate is due to the provision for state and local income taxes. At January 31, 1994 and 1993, amount due to Nordstrom for income taxes totalled $1,592 and $1,460. The Company has no significant deferred taxes.

NOTE 5 - OTHER ACCOUNTS RECEIVABLE

Other accounts receivable consists primarily of amounts due from the Bank for net activity in Accounts, less service fees due the Bank. These amounts are settled on a second business day basis.

NOTE 6 - NOTES PAYABLE AND COMMERCIAL PAPER

The notes payable to bank represents amounts borrowed from a commercial bank as fiduciary under a master note agreement which provides for borrowings up to $25,000. Borrowings under the Agreement bear interest at floating rates based on a published short-term interest rate composite index (3.0% and 3.0% at January 31, 1994 and 1993) and mature up to six months from the date of borrowing or on demand.

The notes payable to Nordstrom, Inc. represent amounts borrowed from Nordstrom under an Agreement dated November 24, 1992 which provides for borrowings from time to time, depending on seasonal cash flow requirements. Borrowings under the Agreement bear interest at floating rates based on a published short-term interest rate composite index (3.1% and 3.0% at January 31, 1994 and 1993) and mature up to six months from the date of borrowing or on demand. A summary of notes payable to Nordstrom, Inc. is as follows:


Year ended January 31,              1994        1993        1992
- ----------------------              ----        ----        ----

Average daily borrowings
  outstanding                   $ 54,643    $ 14,072    $  4,166
Maximum amount outstanding       182,500     138,000      57,350
Weighted average interest rate
  during the year                    3.1%        3.3%        4.3%


The Company has $150,000 in unsecured lines of credit which are available as liquidity support for notes payable to bank and commercial paper issued by the Company. Under the terms of the line-of-credit agreements, the Company must, among other things, comply with the terms of the Investment Agreement between the Company and Nordstrom and the Operating Agreement between the Company and Nordstrom National Credit Bank, and maintain a ratio of total debt to tangible net worth no greater than 5 to 1. The Company pays commitment fees for the lines in lieu of compensating balance requirements.

The carrying amount of the notes payable and commercial paper approximates fair value because of the short maturity of these instruments.







                                 13 of 16

NOTE 7 - LONG-TERM DEBT

Long-term debt consists of the following:


January 31,                                     1994          1993
- -----------                                     ----          ----

Medium-term notes, 8.05% - 9.6%,
    due 1994 - 2001                         $210,000      $250,000

Sinking fund debentures, 9.375%,
    due 2016, payable in
    annual installments of $3,750
    beginning in 1997                         55,600        55,600
                                            --------      --------
Total long-term debt                        $265,600      $305,600
                                            ========      ========

Aggregate principal payments on long-term debt for the next five fiscal
years are as follows:   1994 - $51,000, 1995 - $25,000, 1996 - $73,000,
1997 - $3,750, and 1998 - $53,750.

The fair value of long-term debt at January 31, 1994, estimated using quoted market prices of the same or similar issues with the same remaining maturity, was $292,360.

NOTE 8 - SUPPLEMENTARY CASH FLOW INFORMATION

For purposes of the Statements of Cash Flows, the Company considers all short-term investments with a maturity at date of purchase of three months or less to be cash equivalents. The carrying amount approximates fair value because of the short maturity of these instruments.

Supplementary cash flow information is as follows:

Year Ended January 31,                         1994      1993      1992
- ----------------------                         ----      ----      ----

Cash paid during the year for:

    Interest                                $30,224   $34,121   $34,355

    Income taxes paid to
      Nordstrom, Inc.                        11,568    10,350     8,100














                                 14 of 16

                          NORDSTROM CREDIT, INC.
                      SCHEDULE VIII - VALUATION AND
                           QUALIFYING ACCOUNTS

                         (Dollars in thousands)

Column A          Column B    Column C           Column D       Column E
                              Additions         Deductions
- --------        ------------  ---------   --------------------- --------

                                            Account
                   Balance     Charged    write-offs             Balance
                   beginning   to other     net of     Other      end of
Description        of period   accounts   recoveries deductions   period
- -----------     ------------  ---------   ---------- ---------- --------

Holdback allowance -
 customer accounts
 receivable

Year ended
 January 31, 1994    $23,969    $25,713*   $26,537    $     -    $23,145

Year ended
 January 31, 1993    $24,192    $29,469*   $29,692    $     -    $23,969

Year ended
 January 31, 1992    $     0    $37,281**  $13,089    $     -    $24,192

Amounts withheld
 pending collection -
 customer accounts
 receivable

Year ended
 January 31, 1992    $26,503    $     -    $     -    $26,053**  $     0


 * The Company purchases Accounts net of this amount which represents the allowance for uncollectible amounts. Bad debt expenses are reflected on the books of Nordstrom.

** Upon execution of the Operating Agreement between the Bank and the Company, all Accounts were sold back to Nordstrom and the corresponding withholding account was eliminated.



















                                 15 of 16

                          NORDSTROM CREDIT, INC.

                   SCHEDULE IX - SHORT-TERM BORROWINGS

                         (Dollars in thousands)


    Column A          Column B  Column C  Column D   Column E   Column F
    --------          --------  --------  --------   --------   --------

                                                                Weighted
                                          Maximum     Average    average
                                Weighted   amount     amount    interest
                      Balance   average  outstanding outstanding    rate
Category of aggregate at end of interest  during the during the   during
short-term borrowings  period    rate      period      period     period
- --------------------- --------- -------- ----------- ----------- -------
        (A)                                              (B)       (C)
January 31, 1994
 Notes payable
  to banks           $ 25,000      3.0%   $ 25,000    $ 25,000     3.1%

 Notes payable to
  Nordstrom, Inc.     112,500      3.0     182,500      54,643     3.1

 Commercial paper      15,337      3.4      92,023      50,300     3.2

January 31, 1993
 Notes payable
  to banks           $ 25,000      3.0%   $ 50,000    $ 45,697     3.7%

 Notes payable to
  Nordstrom, Inc.     112,500      3.0     138,000      14,072     3.3

 Commercial paper      13,319      3.5     136,038      75,840     3.7

January 31, 1992
 Notes payable
  to banks           $ 50,000      4.1%   $ 50,000    $ 50,000     5.7%

 Notes payable to
  Nordstrom, Inc.      22,350      4.1      57,350       4,166     4.3

 Commercial paper      84,735      4.1     140,000      86,073     5.7


(A) The notes payable to banks and Nordstrom, Inc. have maturities of up to six months or on demand. Notes payable to holders of commercial paper generally have maturities ranging from one to two months.

(B) Average amount outstanding during the period is computed by dividing the total of daily outstanding principal balances by the number of days in the period.

(C) Average interest rate for the year is computed by dividing the actual short-term interest expense by the average short-term borrowings outstanding.







                                 16 of 16

                             EXHIBIT INDEX





             EXHIBIT                              METHOD OF FILING
- -------------------------------           ------------------------------
 3.1  Articles of Incorporation           Incorporated by reference from
                                           the Registrant's Form 10-K
                                           for the year ended January
                                           31, 1991, Exhibit 3.1.

 3.2  By-laws                             Incorporated by reference
                                           from the Registrant's Form
                                           10-K for the year ended Jan-
                                           uary 31, 1991, Exhibit 3.2

 4.1  Indenture between Registrant and    Incorporated by reference from
       First Interstate Bank of Washing-   Registation No. 33-3765, Ex-
       ton, N.A. dated November 15, 1984,  hibit 4.2; Registration No.
       the First Supplement thereto dated  33-19743, Exhibit 4.2; Regis-
       January 15, 1988, the Second Sup-   tration No. 33-29193, Exhibit
       plement thereto dated June 1, 1989, 4.3; and Registrant's Form
       and the Third Supplement thereto    10-K for the year ended Jan-
       dated October 19, 1990              uary 31, 1991, Exhibit 4.2.

10.1  Investment Agreement dated October  Incorporated by reference from
       8, 1984 between Registrant and      Registrant's Form 10, Exhibit
       Nordstrom, Inc.                     10.1

10.2  Operating Agreement dated August    Incorporated by reference from
       30, 1991 between Registrant and     Registrant's Form 10-Q for
       Nordstrom National Credit Bank      the quarter ended July 31,
                                           1991, Exhibit 10.1

10.3  Credit Agreement dated June 30,     Incorporated by reference from
       1992, as amended January 1, 1993,   Registrant's Form 10-K for
       between Registrant and Seattle-     the year ended January 31,
       First National Bank of Washington   1993, Exhibit 10.5


10.4  Second Amendment to the Credit      Filed herewith electronically
       Agreement dated June 30, 1992, as
       amended January 1, 1993 between
       Registrant and Seattle-First
       National Bank of Washington dated
       June 29, 1993

10.5  Loan Agreement dated November 24,   Incorporated by reference from
       1992 between Registrant and         Registrant's Form 10-K for
       Nordstrom, Inc.                     the year ended January 31,
                                           1993, Exhibit 10.6

10.6 Loan Agreement dated June 28, 1993 Filed herewith electronically between Nordstrom Credit, Inc. and and a group of Commerical Banks.

12.1  Computation of Ratio of Earnings    Filed herewith electronically
       Available for Fixed Charges to
       Fixed Charges
