Form 10-Q
period 1994-04-30
NORDSTROM CREDIT INC
filed 1994-06-03
CIK 757439

                  SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC 20549

                              FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended April 30, 1994

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______ to _________
                    Commission File Number 0-12994

                       Nordstrom Credit, Inc.
    ______________________________________________________
    (Exact name of Registrant as specified in its charter)

               Colorado                          91-1181301
    ______________________________             ________________
    (State or other jurisdiction of             (IRS Employer
    incorporation or organization)            Identification No.)

          13531 East Caley, Englewood, Colorado  80111
       ____________________________________________________
       (Address of principal executive offices)  (Zip code)

Registrant's telephone number, including area code:  303-397-4700


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       YES    X      NO
                            ____    ____

     On June 1, 1994 Registrant had 10,000 shares of Common stock ($.50 par value) outstanding; all such shares are owned by Registrant's parent, Nordstrom, Inc.

     The Registrant meets the conditions set forth in General
Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                    NORDSTROM CREDIT, INC.
                    ----------------------
                            INDEX
                            -----

                                                            Page
                                                           Number
                                                           ------
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Statements of Earnings
      Three months ended April 30, 1994
      and 1993 (Unaudited)                                    3

    Balance Sheets
      April 30, 1994 and 1993
      and January 31, 1994 (Unaudited)                        4

    Statements of Cash Flows
      Three months ended April 30, 1994
      and 1993 (Unaudited)                                    5

    Notes to Financial Statements                             6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations      6

PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                   7

                      NORDSTROM CREDIT, INC.
                      STATEMENTS OF EARNINGS
                      (dollars in thousands)
                           (unaudited)

                                                Three Months
                                               Ended April 30,
                                               ---------------
                                               1994      1993
                                               ----      ----
Service charge income                        $22,726   $23,464

Expenses:
  Interest, net                                6,882     7,495
  Service fees paid to
    Nordstrom National
    Credit Bank                                5,262     5,889
  General and
    administrative                               414       402
                                             -------   -------
Total expenses                                12,558    13,786
                                             -------   -------
Earnings before
  income taxes                                10,168     9,678

Income taxes                                   3,660     3,445
                                             -------   -------
Net earnings                                 $ 6,508   $ 6,233
                                             =======   =======
Ratio of earnings
  available for fixed
  charges to fixed charges                      2.47      2.28
                                             =======   =======

These statements should be read in conjunction with the Notes to Financial Statements contained herein and in the Nordstrom
Credit, Inc. Annual Report on Form 10-K for the year ended
January 31, 1994.

                      NORDSTROM CREDIT, INC.
                          BALANCE SHEETS
                          (in thousands)
                           (unaudited)

                            April 30,  January 31,  April 30,
                              1994        1994        1993
                           ----------- ----------- -----------
ASSETS
- - ------
Cash and cash equivalents     $  5,256    $  1,694    $    687

Customer accounts receivable,
  net of holdback allowance
  of $23,494, $23,145 and
  $23,595                      513,935     564,495     518,087

Property, building and
  equipment, net                 5,900       5,987       6,095

Other assets                     1,607       1,677       1,885

Other accounts receivable            -       3,977       1,165
                              --------    --------    --------
                              $526,698    $577,830    $527,919
                              ========    ========    ========

LIABILITIES AND INVESTMENT OF NORDSTROM, INC.
- - ---------------------------------------------
Notes payable to
  Nordstrom, Inc.             $ 41,000    $112,500    $      -

Commercial paper                27,146      15,337      77,842

Notes payable to banks          25,000      25,000      25,000

Accrued interest, taxes
  and other                     11,716       9,665       9,188

Long-term debt                 265,600     265,600     280,600
                              --------    --------    --------
  Total liabilities            370,462     428,102     392,630

Investment of
  Nordstrom, Inc.              156,236     149,728     135,289
                              --------    --------    --------
                              $526,698    $577,830    $527,919
                              ========    ========    ========


These statements should be read in conjunction with the Notes to Financial Statements contained herein and in the Nordstrom
Credit, Inc.  Annual Report on Form 10-K for the year ended
January 31, 1994.

                      NORDSTROM CREDIT, INC.
                     STATEMENTS OF CASH FLOWS
                         (in thousands)
                          (unaudited)


                                                 Three Months
                                                Ended April 30,
                                                ---------------
                                                1994       1993
                                                ----       ----
OPERATING ACTIVITIES:

  Net earnings                               $ 6,508    $ 6,233
  Adjustments to reconcile net earnings
    to net cash provided by
    operating activities:
    Depreciation and amortization                157        157
    Change in:
      Customer accounts receivable, net       50,560     65,124
      Other accounts receivable                3,977      2,543
      Accrued interest, taxes and other        2,051       (781)
                                             -------    -------
Net cash provided by operating activities     63,253     73,276
                                             -------    -------


FINANCING ACTIVITIES:

  Decrease in notes payable to
    Nordstrom, Inc.                          (71,500)  (112,500)
  Increase in commercial paper                11,809     64,523
  Principal payments on long-term debt             -    (25,000)
                                             -------    -------
Net cash used in financing activities        (59,691)   (72,977)
                                             -------    -------
Net increase in cash and cash equivalents      3,562        299
Cash and cash equivalents
  at beginning of period                       1,694        388
                                             -------    -------
Cash and cash equivalents at end of period   $ 5,256    $   687
                                             =======    =======


These statements should be read in conjunction with the Notes to Financial Statements contained herein and in the Nordstrom
Credit, Inc. Annual Report on Form 10-K for the year ended
January 31, 1994.

                         NORDSTROM CREDIT, INC.
                     NOTES TO FINANCIAL STATEMENTS
                              (unaudited)

Note 1:

The balance sheets of Nordstrom Credit, Inc. as of April 30,
1994 and 1993, and the related statements of earnings and cash flows for the periods then ended, have been prepared from the accounts without audit.

The financial information is applicable to interim periods and is not necessarily indicative of the results to be expected for the year ending January 31, 1995.

It is not considered necessary to include detailed footnote information as of April 30, 1994 and 1993. The financial statements should be read in conjunction with the Notes to Financial Statements contained in the Nordstrom Credit, Inc. Annual Report on Form 10-K for the year ended January 31, 1994.

In the opinion of management, the financial information includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Nordstrom Credit, Inc. as of April 30, 1994 and 1993, and the results of its operations and cash flows for the periods then ended, in accordance with generally accepted accounting principles applied on a consistent basis.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Service charge income decreased compared to the first quarter of the prior year due primarily to lower levels of accounts receivable outstanding during the quarter.

Interest expense decreased when compared to the same period in 1993 due to lower levels of debt outstanding during the quarter.

Service fees paid to Nordstrom National Credit Bank (the "Bank") decreased when compared to the same period in 1993 due primarily to a decrease in the servicing fee rate from 1.82% to 1.59%, effective November 1, 1993.

In May 1994, the Bank commenced its VISA card program. Receivables generated through the use of the card will be purchased by the Company without recourse, except for sales occurring at Nordstrom, Inc. stores. This is expected to increase the external financing needs of the Company. Service charges earned on these receivables are expected to be sufficient to offset additional expenses generated through this activity. All other operations of the Company will remain substantially the same.

                    PART II - OTHER INFORMATION
                    ---------------------------

Item 6.  Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the quarter for which this report is filed.






                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          NORDSTROM CREDIT, INC.
                            (Registrant)



                      /s/          John A. Goesling
                      __________________________________________
                      John A. Goesling, Executive Vice President
                                      and Treasurer
                     (Principal Financial and Accounting Officer)


Date:    June 3, 1994
     ____________________