Form 10-Q
period 1994-07-31
NORDSTROM CREDIT INC
filed 1994-09-02
CIK 757439

                    SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC 20549

                                FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended July 31, 1994


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from_______ to _________
                    Commission File Number 0-12994

                           Nordstrom Credit, Inc.
        ______________________________________________________
        (Exact name of Registrant as specified in its charter)

                   Colorado                       91-1181301
       _______________________________        __________________
       (State or other jurisdiction of         (IRS Employer
        incorporation or organization         Identification No.)

              13531 East Caley, Englewood, Colorado  80111
           ____________________________________________________
           (Address of principal executive offices)  (Zip code)

Registrant's telephone number, including area code:  303-397-4700


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                       YES  X      NO
                          _____      _____

     On August 19, 1994 Registrant had 10,000 shares of Common stock ($.50 par value) outstanding; all such shares are owned by Registrant's parent, Nordstrom, Inc.

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

  Item 1.  Financial Statements (Unaudited)

           Statements of Earnings
             Three and six months ended July 31, 1994
             and 1993                                                3

           Balance Sheets
             July 31, 1994 and 1993
             and January 31, 1994                                    4

           Statements of Cash Flows
             Six months ended July 31, 1994
             and 1993                                                5

           Notes to Financial Statements                             6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations             6

PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                          7

                      NORDSTROM CREDIT, INC.
                      STATEMENTS OF EARNINGS
                      (dollars in thousands)
                           (unaudited)


                             Three Months           Six Months
                             Ended July 31,       Ended July 31,
                           ------------------  ------------------
                             1994      1993       1994     1993
                           --------  --------  --------  --------
Service charge income       $21,763   $22,133   $44,489   $45,597

Expenses:
  Interest, net               7,040     7,220    13,922    14,715
  Service fees paid to
    Nordstrom National
    Credit Bank               7,798     8,699    13,060    14,588
  General and
    Administrative              482       416       896       818
                           --------  --------  --------  --------
Total expenses               15,320    16,335    27,878    30,121
                           --------  --------  --------  --------
Earnings before
  income taxes                6,443     5,798    16,611    15,476

Income taxes                  2,340     2,125     6,000     5,570
                           --------  --------  --------  --------
Net earnings                $ 4,103   $ 3,673   $10,611   $ 9,906
                           ========  ========  ========  ========
Ratio of earnings
  available for fixed
  charges to fixed charges     1.91      1.80      2.19      2.05
                           ========  ========  ========  ========

These statements should be read in conjunction with the Notes to Financial Statements contained herein and in the Nordstrom
Credit, Inc. Annual Report on Form 10-K for the year ended
January 31, 1994.

                      NORDSTROM CREDIT, INC.
                          BALANCE SHEETS
                      (dollars in thousands)
                           (unaudited)

                              July 31,   January 31,    July 31,
                                1994        1994          1993
                              --------   -----------    --------
ASSETS
- ------
Cash and cash equivalents     $    556      $  1,694    $  9,185

Customer accounts receivable
  net of holdback allowance
  of $24,665, $23,145 and
  $25,265                      610,955       564,495     593,557

Other accounts receivable            -         3,977          27

Property and equipment, net      5,815         5,987       6,009

Other assets                     1,538         1,677       1,815
                              --------   -----------    --------
                              $618,864      $577,830    $610,593
                              ========   ===========    ========

LIABILITIES AND INVESTMENT OF NORDSTROM, INC.
- ---------------------------------------------
Notes payable to
  Nordstrom, Inc.             $ 96,000      $112,500    $ 87,500

Commercial paper                75,739        15,337      62,971

Notes payable to banks          40,000        25,000      25,000

Accrued interest, taxes
  and other                     22,186         9,665      15,560

Long-term debt                 224,600       265,600     280,600
                              --------   -----------    --------
  Total liabilities            458,525       428,102     471,631

Investment of
  Nordstrom, Inc.              160,339       149,728     138,962
                              --------   -----------    --------
                              $618,864      $577,830    $610,593
                              ========   ===========    ========

These statements should be read in conjunction with the Notes to Financial Statements contained herein and in the Nordstrom
Credit, Inc. Annual Report on Form 10-K for the year ended
January 31, 1994.

                      NORDSTROM CREDIT, INC.
                     STATEMENTS OF CASH FLOWS
                      (dollars in thousands)
                           (unaudited)

                                                     Six Months
                                                   Ended July 31,
                                              ----------------------
                                                 1994          1993
                                              --------       -------
OPERATING ACTIVITIES:
  Net earnings                                $ 10,611       $ 9,906
  Adjustments to reconcile net earnings
    to net cash (used in) provided by
    operating activities:
    Depreciation and amortization                  311           313
    Change in:
      Customer accounts receivable             (46,460)      (10,346)
      Other accounts receivable                  3,977         3,681
      Accrued interest, taxes and other         12,521         5,591
                                              --------       -------
Net cash (used in) provided by
  operating activities                         (19,040)        9,145
                                              --------       -------

FINANCING ACTIVITIES:

  Increase in commercial paper                  60,402        49,652
  Increase in notes payable to banks            15,000             -
  Decrease in notes payable
    to Nordstrom, Inc.                         (16,500)      (25,000)
  Principal payments on long-term debt         (41,000)      (25,000)
                                              --------       -------
Net cash provided by (used in)
  financing activities                          17,902          (348)
                                              --------       -------
Net (decrease) increase in cash and
  and cash equivalents                          (1,138)        8,797
Cash and cash equivalents
  at beginning of period                         1,694           388
                                              --------       -------
Cash and cash equivalents at end of period    $    556       $ 9,185
                                              ========       =======

These statements should be read in conjunction with the Notes to Financial Statements contained herein and in the Nordstrom
Credit, Inc. Annual Report on Form 10-K for the year ended
January 31, 1994.

                         NORDSTROM CREDIT, INC.
                     NOTES TO FINANCIAL STATEMENTS
                             (unaudited)

Note 1:

The balance sheets of Nordstrom Credit, Inc. as of July 31, 1994 and 1993, and the related statements of earnings and cash flows for the periods then ended, have been prepared from the accounts without audit.

The financial information is applicable to interim periods and is not necessarily indicative of the results to be expected for the year ending January 31, 1995.

It is not considered necessary to include detailed footnote information as of July 31, 1994 and 1993. The financial statements should be read in conjunction with the Notes to Financial Statements contained in the Nordstrom Credit, Inc. Annual Report on Form 10-K for the year ended January 31, 1994.

In the opinion of management, the financial information includes all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position of Nordstrom Credit, Inc. as of July 31, 1994 and 1993, and the results of its operations and cash flows for the periods then ended, in accordance with generally accepted accounting principles applied on a consistent basis.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Service charge income decreased for the quarter and the six month period when compared to the same periods in 1993, due to lower levels of accounts receivable outstanding and a decrease in the average yield on the receivables portfolio.

Interest expense decreased for the quarter and the six month period when compared to the same periods in 1993, due to lower levels of debt. The decrease was partially offset by an increase in rates.

Service fees paid to Nordstrom National Credit Bank (the "Bank") decreased for the quarter and the six month period when compared to the same periods in 1993, due primarily to a decrease in the servicing fee rate from 1.82% to 1.59%, effective November 1, 1993.

In May 1994, the Bank commenced its VISA card program. Receivables generated through the use of the card are purchased by the Company without recourse, except for transactions occurring at Nordstrom, Inc. stores. This is expected to increase the external financing needs of the Company. Service charges earned on these receivables are expected to be sufficient to offset additional expenses generated through this activity. All other operations of the Company remain substantially the same.

                    PART II - OTHER INFORMATION
                    ---------------------------

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits
     --------

     (27.1) Financial Data Schedule is filed herein as an Exhibit.

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


Date: September 2, 1994
_______________________