Form 10-Q
period 1994-10-31
NORDSTROM CREDIT INC
filed 1994-12-05
CIK 757439

                  SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC 20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1994

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


                       YES    X      NO
                            ____         ____

     On November 18, 1994 Registrant had 10,000 shares of Common stock ($.50 par value) outstanding; all such shares are owned by Registrant's parent, Nordstrom, Inc.

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

    Item 1.  Financial Statements (Unaudited)

        Statements of Earnings
           Three and nine months ended October 31, 1994
           and 1993                                            3

        Balance Sheets
           October 31, 1994 and 1993
           and January 31, 1994                                4

        Statements of Cash Flows
           Nine months ended October 31, 1994
           and 1993                                            5

        Notes to Financial Statements                          6

    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations     6

PART II.  OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K                  7

                      NORDSTROM CREDIT, INC.
                      STATEMENTS OF EARNINGS
                      (dollars in thousands)
                           (unaudited)

                              Three Months         Nine Months
                            Ended October 31,   Ended October 31,
                           ------------------  ------------------
                             1994      1993      1994      1993
                           --------  --------  --------  --------
Service charge income       $23,758   $22,952   $68,247   $68,549

Expenses:
  Interest, net               8,011     7,281    21,933    21,996
  Service fees paid to
    Nordstrom National
    Credit Bank               6,124     6,085    19,184    20,673
  General and
    administrative              632       399     1,528     1,217
                           --------  --------  --------  --------
Total expenses               14,767    13,765    42,645    43,886
                           --------  --------  --------  --------
Earnings before
  income taxes                8,991     9,187    25,602    24,663

Income taxes                  3,300     3,310     9,300     8,880
                           --------  --------  --------  --------
Net earnings                $ 5,691   $ 5,877   $16,302   $15,783
                           ========  ========  ========  ========
Ratio of earnings
  available for fixed
  charges to fixed charges     2.12      2.25      2.16      2.12
                           ========  ========  ========  ========

These statements should be read in conjunction with the Notes to Financial Statements contained herein and in the Nordstrom Credit, Inc. Annual Report on Form 10-K for the year ended January 31, 1994.

                      NORDSTROM CREDIT, INC.
                          BALANCE SHEETS
                          (in thousands)
                            (unaudited)

                            October 31,  January 31,  October 31,
                               1994         1994         1993
                            -----------  -----------  -----------
ASSETS
- ------
Cash and cash equivalents     $  6,761     $  1,694     $  4,678

Customer accounts receivable
  net of holdback allowance
  of $24,358, $23,145 and
  $24,380                      562,719      564,495      516,735

Other accounts receivable            -        3,977            -

Property and equipment, net      5,760        5,987        6,078

Other assets                     1,469        1,677        1,746
                            ----------   ----------   ----------
                              $576,709     $577,830     $529,237
                            ==========   ==========   ==========

LIABILITIES AND INVESTMENT OF NORDSTROM, INC.
- ---------------------------------------------
Notes payable to
  Nordstrom, Inc.             $ 15,000     $112,500     $ 13,800

Commercial paper               121,393       15,337       54,177

Notes payable to banks          50,000       25,000       25,000

Accrued interest, taxes
  and other                     12,186        9,665       10,821

Long-term debt                 212,100      265,600      280,600
                            ----------   ----------   ----------
  Total liabilities            410,679      428,102      384,398

Investment of
  Nordstrom, Inc.              166,030      149,728      144,839
                            ----------   ----------   ----------
                              $576,709     $577,830     $529,237
                            ==========   ==========   ==========

These statements should be read in conjunction with the Notes to Financial Statements contained herein and in the Nordstrom Credit, Inc. Annual Report on Form 10-K for the year ended January 31, 1994.

                      NORDSTROM CREDIT, INC.
                     STATEMENTS OF CASH FLOWS
                         (in thousands)
                          (unaudited)

                                                  Nine Months
                                               Ended October 31,
                                              ------------------
                                                1994      1993
                                              --------  --------
OPERATING ACTIVITIES:
  Net earnings                                $ 16,302  $ 15,783
  Adjustments to reconcile net earnings
    to net cash provided by
    operating activities:
    Depreciation and amortization                  459       479
    Change in:
      Customer accounts receivable               1,776    66,476
      Other accounts receivable                  3,977     3,708
      Accrued interest, taxes and other          2,521       852
                                              --------  --------
Net cash provided by operating activities       25,035    87,298
							    --------  --------

INVESTING ACTIVITIES:

  Additions to property and equipment, net         (24)     (166)
                                              --------  --------

FINANCING ACTIVITIES:

  Increase in commercial paper                 106,056    40,858
  Increase in notes payable to banks            25,000         -
  Decrease in notes payable to
    Nordstrom, Inc.                            (97,500)  (98,700)
  Principal payments on long-term debt         (53,500)  (25,000)
                                              --------  --------
Net cash used in financing activities          (19,944)  (82,842)
                                              --------  --------
Net increase in cash and cash equivalents        5,067     4,290
Cash and cash equivalents
  at beginning of period                         1,694       388
                                              --------  --------
Cash and cash equivalents at end of period    $  6,761  $  4,678
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

                         NORDSTROM CREDIT, INC.
                     NOTES TO FINANCIAL STATEMENTS
                              (unaudited)

Note 1:

The balance sheets of Nordstrom Credit, Inc. as of October 31, 1994 and 1993, and the related statements of earnings and cash flows for the periods then ended, have been prepared from the accounts without audit.

The financial information is applicable to interim periods and is not necessarily indicative of the results to be expected for the year ending January 31, 1995.

It is not considered necessary to include detailed footnote information as of October 31, 1994 and 1993. The financial statements should be read in conjunction with the Notes to Financial Statements contained in the Nordstrom Credit, Inc. Annual Report on Form 10-K for the year ended January 31, 1994.

In the opinion of management, the financial information includes all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position of Nordstrom Credit, Inc. as of October 31, 1994 and 1993, and the results of its operations and cash flows for the periods then ended, in accordance with generally accepted accounting principles applied on a consistent basis.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Net interest expense for the quarter increased when compared to the same period in the prior year due primarily to a loss of $625,000 ($400,000 net of taxes) on the purchase by the Company of $12,500,000 of its own 9.375% Sinking Fund Debentures due 2016.

Service fees paid to Nordstrom National Credit Bank (the "Bank") for the nine month period decreased when compared to the same period in the prior year due primarily to a decrease in the servicing fee rate, effective on November 1, 1993. The decrease was partially offset by an increase in charge sales generated by the Bank's new Visa credit card which resulted in an increase in service fees paid in the third quarter of 1994, as compared to 1993.

During the quarter, the Company filed a shelf registration statement under Form S-3 for $250 million in debt. Subsequent to quarter-end, the Company issued $50 million in medium-term notes under the shelf registration.

                    PART II - OTHER INFORMATION
                    ---------------------------

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits
      --------

	(27.1) Financial Data Schedule is filed herewith electronically.

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

Date:  December 2, 1994
     ___________________