Form 10-K
NORDSTROM CREDIT INC
filed 1995-03-31
CIK 757439

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended January 31, 1995
                                              __________________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

On March 21, 1995 Registrant had 10,000 shares of Common stock ($.50 par value) outstanding; all such shares are owned by Registrant's parent, Nordstrom, Inc.

The Registrant meets the conditions set forth in General Instruction J(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

                                   1 of 17

                                 PART I
Item 1.  Business.
------------------

The information required under this item is included in Note 1 to the Financial Statements on page 13 of this report, which is incorporated herein by reference.

Item 2.  Properties.
--------------------

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


                                 PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters.
------------------------------------------------------------------------------

The class of securities registered is the Company's Common Stock, $.50 par value per share. There are 100,000 shares of authorized Common Stock, of which 10,000 shares were issued and outstanding as of March 21, 1995. The Company's common stock is owned entirely by Nordstrom, Inc. The stock has not been traded and, accordingly, no market value has been established. In addition, no dividends have been paid or declared.

Item 6.  Selected Financial Data.
---------------------------------
Not required under reduced disclosure format.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
-------------------------------------------------------------------------

Interest expense increased in 1994 due primarily to higher short-term interest rates.

Certain other information required under this item is included in Note 1 to the Financial Statements on page 13 of this report, which is incorporated herein by reference.



                                   2 of 17

Item 8.  Financial Statements and Supplementary Data.
----------------------------------------------------

     A)  Financial Statements and Supplementary Data

         The financial statements listed in the Index to Financial Statements and Schedule on page 7 of this Report are incorporated herein by reference.

     B)  Other Financial Statements and Schedule

         The schedule required under Regulation S-X is filed pursuant to Item 14 of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
------------------------------------------------------------------------

         None


                                 PART III


Item 10. Directors and Executive Officers of the Registrant.
------------------------------------------------------------

Not required under reduced disclosure format.

Item 11. Executive Compensation.
--------------------------------

Not required under reduced disclosure format.

Item 12. Security Ownership of Certain Beneficial Owners and
         Management.
------------------------------------------------------------

Not required under reduced disclosure format.

Item 13. Certain Relationships and Related Transactions.
--------------------------------------------------------

Not required under reduced disclosure format.











                                   3 of 17

                                 PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
--------------------------------------------------------------------------

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

(a)2.    Financial Statement Schedules
         -----------------------------
         The financial statement schedule listed in the Index to Financial Statements and Schedule on page 7 of this Report is incorporated herein by reference.

(a)3.    Exhibits
         --------
  (3.1) Articles of Incorporation of the Registrant are hereby incorporated by reference from the Registrant's Form 10-K for the year ended January 31, 1991, Exhibit 3.1.

  (3.2) By-laws of the Registrant are hereby incorporated by reference from the Registrant's Form 10-K for the year ended January 31, 1991,
         Exhibit 3.2.

  (4.1) Indenture between Registrant and First Interstate Bank of Denver, N.A., as successor trustee, dated November 15, 1984, the First Supplement thereto dated January 15, 1988, the Second Supplement thereto dated June 1, 1989, and the Third Supplement thereto dated October 19, 1990 are hereby incorporated by reference from Registration No. 33-3765, Exhibit 4.2; Registration No. 33-19743,
         Exhibit 4.2; Registration No. 33-29193, Exhibit 4.3; and Registrant's Annual Report on Form 10-K for the year ended January 31, 1991,
         Exhibit 4.2, respectively.

  (4.2) Trustee Resignation of First Interstate Bank of Washington, N.A. dated March 13, 1995 is filed herein as an Exhibit.

  (4.3) Trustee Acceptance of First Interstate Bank of Denver, N.A. dated March 13, 1995 is filed herein as an Exhibit.

 (10.1) Investment Agreement dated October 8, 1984 between Registrant and Nordstrom, Inc. is hereby incorporated by reference from the Registrant's Form 10, Exhibit 10.1.


                                   4 of 17

 (10.2) Operating Agreement dated August 30, 1991 between Registrant and Nordstrom National Credit Bank is hereby incorporated by reference from the Registrant's Form 10-Q for the quarter ended July
         31, 1991, Exhibit 10.1, as amended.

 (10.3) Operating Agreement for VISA Accounts and Receivables dated May 1, 1994 between Registrant and Nordstrom National Credit Bank is hereby incorporated by reference from Registration No. 33-55905, Exhibit 10.1.

 (10.4) Credit Agreement dated June 30, 1992, as amended January 1, 1993, between Registrant and Seattle-First National Bank of Washington is hereby incorporated by reference from the Registrant's Form 10-K for the year ended January 31, 1993, Exhibit 10.5

 (10.5) Second Amendment to the Credit Agreement dated June 30, 1992, as amended January 1, 1993, between Registrant and Seattle-First National Bank of Washington dated June 29, 1993 is hereby incorporated by reference from the Registrant's Form 10-K for the year ended January 31, 1994, Exhibit 10.4.

 (10.6) Third Amendment to the Credit Agreement dated June 30, 1992, as amended January 1, 1993 and June 29, 1993, between Registrant and Bank of America National Trust and Savings Association dated June 30, 1994 is filed herein as an Exhibit.

 (10.7) Fourth Amendment to the Credit Agreement dated June 30, 1992, as amended January 1, 1993, June 29, 1993 and June 30, 1994, between Registrant and Bank of America National Trust and Savings Association dated January 20, 1995 is filed herein as an Exhibit.

 (10.8) Loan Agreement dated November 24, 1992 between Registrant and Nordstrom, Inc. is hereby incorporated by reference from the Registrant's Form 10-K for the year ended January 31, 1993, Exhibit 10.6.

 (10.9) Loan Agreement dated June 25, 1994, as amended December 1, 1994, between Registrant and a group of commercial banks is filed herein as an Exhibit.

 (10.10) Loan Agreement dated June 10, 1985, as amended May 19, 1994, between
         Registrant and Morgan Guaranty Trust Company of New York is filed herein as an Exhibit.

 (12.1) Computation of Ratio of Earnings Available for Fixed Charges to Fixed Charges is filed herein as an Exhibit.

 (23.1)  Independent Auditors' Consent is filed herein as an Exhibit.

 (27.1)  Financial Data Schedule is filed herein as an Exhibit.

All other exhibits are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.


(b)      Reports on Form 8-K
         -------------------
         No reports on Form 8-K were filed during the last quarter of the period for which this report is filed.








































                                   5 of 17

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 NORDSTROM CREDIT, INC.
                                 (Registrant)

Date   March 31, 1995            by  /s/                     John A. Goesling
     __________________          ____________________________________________
                                                             John A. Goesling
                                       Executive Vice President and Treasurer
                                 (Principal Accounting and Financial Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/                  John A. McMillan    /s/                James F. Nordstrom
_____________________________________    _____________________________________
                     John A. McMillan                       James F. Nordstrom
Co-Chairman of the Board of Directors    Co-Chairman of the Board of Directors



/s/                Bruce A. Nordstrom   /s/                  John N. Nordstrom
_____________________________________   ______________________________________
                   Bruce A. Nordstrom                        John N. Nordstrom
Co-Chairman of the Board of Directors    Co-Chairman of the Board of Directors



/s/                    John Walgamott   /s/                   John A. Goesling
_____________________________________   ______________________________________
                       John Walgamott                         John A. Goesling
                            President   Executive Vice President and Treasurer
        (Principal Executive Officer)                (Principal Accounting and
                                                            Financial Officer)



Date   March 31, 1995
    ______________________








                                    6 of 17

                             NORDSTROM CREDIT, INC.
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                       Page
                                                                      Number
                                                                      ------
Independent Auditors' Report                                             8

Statements of Earnings                                                   9

Balance Sheets                                                          10

Statements of Investment of Nordstrom, Inc.                             11

Statements of Cash Flows                                                12

Notes to Financial Statements                                           13

Additional financial information required to be furnished -

      Financial Statement Schedule:

      II - Valuation and Qualifying Accounts                            17

All other schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the financial statements or notes thereto.
























                                    7 of 17

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Nordstrom Credit, Inc.
Englewood, Colorado

We have audited the accompanying balance sheets of Nordstrom Credit, Inc. as of January 31, 1995 and 1994, and the related statements of earnings, investment of Nordstrom, Inc. and cash flows for each of the three years in the period ended January 31, 1995. Our audits also included the financial statement schedule listed in Item 14(a)2. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Nordstrom Credit, Inc. as of January 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




Deloitte & Touche LLP
Seattle, Washington
March 10, 1995













                                    8 of 17

                             NORDSTROM CREDIT, INC
                            STATEMENTS OF EARNINGS
                            (Dollars in thousands)

Year Ended January 31,                         1995        1994        1993
----------------------                      -------     -------     -------
Revenue:
     Service charge income                  $92,592     $91,026     $92,553
     Rental income from Nordstrom
       National Credit Bank                   1,044       1,044       1,044
                                            -------     -------     -------
  Total revenue                              93,636      92,070      93,597

Expenses:
     Interest, net                           31,074      29,465      33,593
     Service fees paid to Nordstrom
       National Credit Bank                  28,056      28,551      28,848
     General and administrative               2,461       1,682       1,835
                                            -------     -------     -------
  Total expenses                             61,591      59,698      64,276
                                            -------     -------     -------
Earnings before income taxes                 32,045      32,372      29,321

Income taxes                                 11,600      11,700      10,400
                                            -------     -------     -------
Net earnings                                $20,445     $20,672     $18,921
                                            =======     =======     =======

Ratio of earnings available for
  fixed charges to fixed charges               2.03        2.09        1.87
                                            =======     =======     =======








                         See notes to financial statements.










                                    9 of 17

                            NORDSTROM CREDIT, INC.
                               BALANCE SHEETS
                            (Dollars in thousands)

January 31,                                              1995          1994
-----------                                          --------      --------
                                                                           ASSETS
------

Cash and cash equivalents                            $    440      $  1,694

Customer accounts receivable,
  net of holdback allowance of
  $22,958 and $23,145                                 656,263       564,495

Other accounts receivable                               4,807         3,977

Property and equipment, net                             5,685         5,987

Other assets                                            1,429         1,677
                                                     --------      --------
                                                     $668,624      $577,830
                                                     ========      ========


LIABILITIES AND INVESTMENT OF NORDSTROM, INC.
---------------------------------------------
Notes payable to Nordstrom, Inc.                     $148,000      $112,500

Notes payable to bank                                  50,000        25,000

Commercial paper                                       37,388        15,337

Accrued interest, taxes and other                      10,963         9,665

Long-term debt                                        252,100       265,600
                                                     --------      --------
     Total liabilities                                498,451       428,102

Investment of Nordstrom, Inc.                         170,173       149,728
                                                     --------      --------
                                                     $668,624      $577,830
                                                     ========      ========




                        See notes to financial statements.


                                    10 of 17

                              NORDSTROM CREDIT, INC.
                     STATEMENTS OF INVESTMENT OF NORDSTROM, INC.
                   (Dollars in thousands except per share amount)

                      Common Stock, $.50 par value,
                        100,000 shares authorized
                        -------------------------   Retained
                           Shares      Amount       Earnings       Total
                           ------      ------       --------       -----
Balance at
     February  1, 1992     10,000     $55,058        $55,077    $110,135

Net earnings                    -           -         18,921      18,921
                           ------     -------        -------    --------

Balance at
     January 31, 1993      10,000      55,058         73,998     129,056

Net earnings                    -           -         20,672      20,672
                           ------     -------        -------    --------

Balance at
     January 31, 1994      10,000      55,058         94,670     149,728

Net earnings                    -           -         20,445      20,445
                           ------     -------        -------    --------

Balance at
     January 31, 1995      10,000     $55,058       $115,115    $170,173
                           ======     =======       ========    ========















                     See notes to financial statements.




                                   11 of 17

                            NORDSTROM CREDIT, INC.
                           STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

Year Ended January 31,                            1995      1994      1993
----------------------                         -------   -------   -------
                                                                          OPERATING ACTIVITIES:
  Net earnings                                 $20,445   $20,672   $18,921
  Adjustments to reconcile net earnings
    to net cash (used in) provided by
    operating activities:
    Depreciation and amortization                  924       640       664
    Change in:
      Customer accounts receivable, net        (91,768)   18,716       981
      Other accounts receivable                   (830)     (269)    3,787
      Accrued interest, taxes and other          1,298      (304)      (85)
                                               -------   -------   -------

Net cash (used in) provided by
  operating activities                         (69,931)   39,455    24,268
                                               -------   -------   -------

INVESTING ACTIVITIES:
  (Additions to) disposition of property
    and equipment, net                             (30)     (167)        4
                                               -------   -------   -------

FINANCING ACTIVITIES:
  Increase in notes payable
    to Nordstrom, Inc.                          35,500         -    90,150
  Increase (decrease) in notes payable
    to banks                                    25,000         -   (25,000)
  Increase (decrease) in commercial paper       22,051     2,018   (71,416)
  Proceeds from issuance of
    long-term debt, net                         49,656         -         -
  Principal payments on long-term debt         (63,500)  (40,000)  (19,400)
                                               -------   -------   -------

Net cash provided by (used in)
  financing activities                          68,707   (37,982)  (25,666)
                                               -------   -------   -------

Net (decrease) increase in cash and
  cash equivalents                              (1,254)    1,306    (1,394)

Cash and cash equivalents at beginning
  of year                                        1,694       388     1,782
                                               -------   -------   -------

Cash and cash equivalents at end of year       $   440   $ 1,694   $   388
                                               =======   =======   =======

                       See notes to financial statements.

                                   12 of 17

                            NORDSTROM CREDIT, INC.
                        NOTES TO FINANCIAL STATEMENTS
                           (Dollars in thousands)

NOTE 1 - DESCRIPTION OF BUSINESS

Nordstrom Credit, Inc. (the "Company"), a wholly-owned subsidiary of Nordstrom, Inc. ("Nordstrom") was incorporated in the State of Washington in 1982 and reincorporated in the State of Colorado in 1990. The primary business of the Company is to finance customer accounts receivable generated under revolving charge accounts through sales of merchandise in Nordstrom stores ("Accounts"), and through purchases by customers using the Nordstrom National Credit Bank (the "Bank") VISA cards ("VISA Accounts"). The Accounts and the VISA Accounts are originated through the use of credit cards issued by the Bank, a national banking association organized as a wholly-owned subsidiary of Nordstrom, effective August 30, 1991. The Bank's VISA card program commenced in May 1994.

The Company and the Bank are parties to an Operating Agreement dated August 30, 1991 (the "Operating Agreement") pursuant to which the Company purchases Accounts from the Bank for a price equal to the amount of Accounts originated less an allowance for amounts to be written off (the "holdback allowance").

The Company and the Bank are also parties to an Operating Agreement for VISA Accounts and Receivables (the "VISA Operating Agreement") dated May 1, 1994. Under this agreement, the Company purchases VISA Accounts from the Bank under the same terms and conditions as the Operating Agreement, with the exception of the allowance for amounts to be written off. Amounts written off will be charged to the Company, except for amounts written off with respect to sales occurring at Nordstrom stores, for which Nordstrom has agreed to indemnify the Company. Under the terms of both Operating Agreements, the Bank performs the servicing functions for the Accounts and the VISA Accounts, and the Company pays the Bank a servicing fee which may change from time to time but is currently 1.59% of the amount of such Accounts originated.

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


                                   13 of 17

NOTE 3 - INTEREST EXPENSE

The components of net interest expense are as follows:

Year ended January 31,                    1995        1994        1993
----------------------                 -------     -------     -------
Notes payable to Nordstrom, Inc.       $ 2,940     $ 1,696     $   461
Notes payable to banks                   1,766         771       1,694
Commercial paper                         3,320       1,590       2,780
Long-term debt                          23,161      25,543      28,906
                                       -------     -------     -------
Total interest expense                  31,187      29,600      33,841
Less:  Interest income                    (113)       (135)       (248)
                                       -------     -------     -------
Interest, net                          $31,074     $29,465     $33,593
                                       =======     =======     =======

NOTE 4 - INCOME TAXES

The Company files consolidated income tax returns with Nordstrom. Income taxes have been provided on a separate return basis, and the difference between the effective tax rate and the statutory Federal income tax rate is due to the provision for state and local income taxes. At January 31, 1995 and 1994, amounts due to Nordstrom for income taxes totalled $1,500 and $1,592. The Company has no significant deferred taxes.

NOTE 5 - OTHER ACCOUNTS RECEIVABLE

Other accounts receivable consists of amounts due from the Bank for net activity in Accounts and VISA Accounts, less service fees due the Bank. These amounts are settled on a second business day basis.

NOTE 6 - NOTES PAYABLE AND COMMERCIAL PAPER

The notes payable to bank represents amounts borrowed from a commercial bank as fiduciary under a master note agreement which provides for borrowings up to $50,000. Borrowings under the Agreement bear interest at floating rates based on a published short-term interest rate composite index (6.0% and 3.0% at January 31, 1995 and 1994) and mature up to six months from the date of borrowing or on demand.

The notes payable to Nordstrom, Inc. represent amounts borrowed from Nordstrom under an Agreement dated November 24, 1992 which provides for borrowings from time to time, depending on seasonal cash flow requirements. Borrowings under the Agreement bear interest at floating rates based on a published short-term interest rate composite index (6.0% and 3.0% at January 31, 1995 and 1994) and mature up to six months from the date of borrowing or on demand. A summary of notes payable and commercial paper is as follows:




                                   14 of 17

Year ended January 31,                     1995         1994         1993
----------------------                 --------     --------     --------
Average daily borrowings
  outstanding:
  Nordstrom                           $ 60,651      $ 54,643     $ 14,072
  Other                                104,722        75,300      121,536
Maximum amount outstanding:
  Nordstrom                            204,000       182,500      138,000
  Other                                209,605       117,023      186,038
Weighted average interest rate:
  During the year:
  Nordstrom                             4.8%          3.1%         3.3%
  Other                                 4.9%          3.1%         3.7%
  At year-end:
  Nordstrom                             6.0%          3.0%         3.0%
  Other                                 6.0%          3.1%         3.1%

The Company has $225,000 in unsecured lines of credit which are available as liquidity support for notes payable to bank and commercial paper issued by the Company, and expire in June 1995 and January 1998. Under the terms of the line-of-credit agreements, the Company must, among other things, comply with the terms of the Investment Agreement between the Company and Nordstrom and the Operating Agreements between the Company and Nordstrom National Credit Bank, and maintain a ratio of total debt to tangible net worth no greater than 6 to 1. The Company pays commitment fees for the lines in lieu of compensating balance requirements.

The carrying amount of the notes payable and commercial paper approximates fair value because of the short maturity of these instruments.

NOTE 7 - LONG-TERM DEBT

Long-term debt consists of the following:

January 31,                                         1995          1994
-----------                                     --------      --------
Medium-term notes, 7.83% - 9.6%,
    due 1995 - 2001                             $209,000      $210,000

Sinking fund debentures, 9.375%,
    due 2016, payable in
    annual installments of $3,750
    beginning in 1997                             43,100        55,600
                                                --------      --------
Total long-term debt                            $252,100      $265,600
                                                ========      ========

Aggregate principal payments on long-term debt for the next five fiscal
years are as follows:   1995 - $25,000, 1996 - $73,000, 1997 - $53,750,
1998 - $53,750, and 1999 - $3,750.
                                   15 of 17

The fair value of long-term debt at January 31, 1995 and 1994, estimated using quoted market prices of the same or similar issues with the same remaining maturity, was $257,143 and $292,358.

During the year ended January 31, 1995, the Company filed a shelf registration statement under Form S-3 for $250 million in debt. Subsequent to year-end, the Company issued $42 million in medium-term notes under the shelf registration.

NOTE 8 - SUPPLEMENTARY CASH FLOW INFORMATION

For purposes of the Statements of Cash Flows, the Company considers all short-term investments with a maturity at date of purchase of three months or less to be cash equivalents. The carrying amount approximates fair value because of the short maturity of these instruments.

Supplementary cash flow information is as follows:

Year Ended January 31,                            1995      1994      1993
----------------------                         -------   -------   -------
Cash paid during the year for:

    Interest                                   $30,005   $30,224   $34,121

    Income taxes paid to
      Nordstrom, Inc.                           11,692    11,568    10,350








                                   16 of 17

                             NORDSTROM CREDIT, INC.
                         SCHEDULE II - VALUATION AND
                              QUALIFYING ACCOUNTS

                         (Dollars in thousands)

Column A              Column B       Column C                      Column D       Column E
                                     Additions                     Deductions
-----------          ----------      --------------------    --------------------  -------

                                                              Account
                        Balance   Charged to   Charged       write-offs            Balance
                       beginning  costs and    to other        net of     Other    end of
Description            of period   expenses    accounts      recoveries deductions period

-----------          -----------  ---------    --------      ---------- ---------- -------
Holdback allowance -
 customer accounts
 receivable

Year ended
 January 31, 1995        $23,145   $940        $19,279*      $20,406    $     -    $22,958

Year ended
 January 31, 1994        $23,969   $  -        $25,713*      $26,537    $     -    $23,145

Year ended
 January 31, 1993        $24,192   $  -        $29,469*      $29,692    $     -    $23,969


 * The Company purchases Accounts net of this amount which represents the allowance for uncollectible amounts. Bad debt expenses are reflected on the books of Nordstrom for Accounts and VISA Accounts generated through sales at Nordstrom stores.












                                   17 of 17

                                 EXHIBIT INDEX



                EXHIBIT                                   METHOD OF FILING
------------------------------------------     -------------------------------
 3.1  Articles of Incorporation                Incorporated by reference from
                                               the Registrant's Form 10-K for
                                               the year ended January 31,
                                               1991, Exhibit 3.1.

 3.2  By-laws                                  Incorporated by reference
                                               from the Registrant's Form
                                               10-K for the year ended January
                                               31, 1991, Exhibit 3.2.

 4.1  Indenture between Registrant and         Incorporated by reference from
       First Interstate Bank of Denver,        Registration No. 33-3765, Exhibit
       N.A., as successor trustee, dated       4.2; Registration No. 33-19743,
       November 15, 1984, the First Sup-       Exhibit 4.2; Registration No.
       plement thereto dated January 15,       33-29193, Exhibit 4.3, and
       1988, the Second Supplement thereto     Registrant's Annual Report on Form
       dated June 1, 1989, and the Third       10-K for the year ended January 31,
       Supplement thereto dated October        1991, Exhibit 4.2, respectively.
       19, 1990

 4.2  Trustee Resignation of First Inter-      Filed herewith electronically.
       state Bank of Washington, N.A.
       dated March 13, 1995.

 4.3  Trustee Acceptance of First Inter-       Filed herewith electronically.
       state Bank of Denver, N.A. dated
       March 13, 1995

10.1  Investment Agreement dated October       Incorporated by reference from
       8, 1984 between Registrant and          Registrant's Form 10, Exhibit 10.1.
       Nordstrom, Inc.

10.2  Operating Agreement dated August         Incorporated by reference from
       30, 1991 between Registrant and         Registrant's Form 10-Q for the
       Nordstrom National Credit Bank          quarter ended July 31, 1991,
                                               Exhibit 10.1, as amended.

10.3  Operating Agreement for VISA             Incorporated by reference from
       Accounts and Receivables                Registration No. 33-55905, Exhibit
       dated May 1, 1994 between               10.1.
       Registrant and Nordstrom
       National Credit Bank

10.4  Credit Agreement dated June 30,          Incorporated by reference from
       1992, as amended January 1, 1993,       Registrant's Form 10-K for the
       between Registrant and Seattle-         year ended January 31, 1993,
       First National Bank of Washington       Exhibit 10.5.



10.5  Second Amendment to the Credit           Incorporated by reference from
       Agreement dated June 30, 1992, as       Registrant's Form 10-K for the
       amended January 1, 1993 between         year ended January 31, 1994,
       Registrant and Seattle-First            Exhibit 10.4.
       National Bank of Washington dated
       June 29, 1993

10.6  Third Amendment to the Credit            Filed herewith electronically.
       Agreement dated June 30, 1992, as
       amended January 1, 1993 and June 29,
       1993, between Registrant and Bank of
       America National Trust and Savings
       Association dated June 30, 1994

10.7  Fourth Amendment to the Credit           Filed herewith electronically.
       Agreement dated June 30, 1992, as
       amended January 1, 1993, June 29,
       1993 and June 30, 1994, between
       Registrant and Bank of America
       National Trust and Savings
       Association dated January 20, 1995

10.8  Loan Agreement dated November 24,        Incorporated by reference from
       1992 between Registrant and             Registrant's Form 10-K for the
       Nordstrom, Inc.                         year ended January 31, 1993,
                                               Exhibit 10.6.

10.9  Loan Agreement dated June 25, 1994,      Filed herewith electronically.
       as amended December 1, 1994, between
       Registrant and a group of commercial
       banks.

10.10 Loan Agreement dated June 10, 1985,      Filed herewith electronically.
       as amended May 16, 1994, between
       Registrant and Morgan Guaranty
       Trust Company of New York

12.1  Computation of Ratio of Earnings         Filed herewith electronically.
       Available for Fixed Charges to
       Fixed Charges

23.1  Independent Auditors' Consent            Filed herewith electronically.

27.1  Financial Data Schedule                  Filed herewith electronically.

