Form 10-Q
period 1995-04-30
NORDSTROM CREDIT INC
filed 1995-06-02
CIK 757439

                  SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC 20549

                              FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended April 30, 1995

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

                       YES    X      NO
                            ____         ____

     On May 19, 1995 Registrant had 10,000 shares of Common stock ($.50 par value) outstanding; all such shares are owned by Registrant's parent, Nordstrom, Inc.

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

  Item 1.  Financial Statements (unaudited)

    Statements of Earnings
      Three months ended April 30, 1995
      and 1994                                                3

    Balance Sheets
      April 30, 1995 and 1994
      and January 31, 1995                                    4

    Statements of Cash Flows
      Three months ended April 30, 1995
      and 1994                                                5

    Notes to Financial Statements                             6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations      6

PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                   7


                      NORDSTROM CREDIT, INC.
                      STATEMENTS OF EARNINGS
                      (dollars in thousands)
                           (unaudited)

                                                   Three Months
                                                  Ended April 30,
                                               -------------------
                                                1995        1994
                                               -------     -------
Service charge income                          $26,578     $22,726

Expenses:
  Interest, net                                  8,755       6,882
  Service fees paid to
    Nordstrom National
    Credit Bank                                  6,202       5,262
  General and
    administrative                                 942         414
                                               -------     -------
Total expenses                                  15,899      12,558
                                               -------     -------
Earnings before
  income taxes                                  10,679      10,168

Income taxes                                     3,840       3,660
                                               -------     -------
Net earnings                                   $ 6,839     $ 6,508
                                               =======     =======
Ratio of earnings
  available for fixed
  charges to fixed charges                        2.22        2.47
                                               =======     =======

These statements should be read in conjunction with the Notes to Financial Statements contained herein and in the Nordstrom Credit, Inc. Annual Report on Form 10-K for the year ended January 31, 1995.

                      NORDSTROM CREDIT, INC.
                          BALANCE SHEETS
                          (in thousands)
                            (unaudited)

                              April 30,  January 31,  April 30,
                                1995        1995        1994
                             ----------- ----------- -----------
ASSETS
- ------
Cash and cash equivalents     $    134    $    440    $  5,256

Customer accounts receivable
  net of holdback allowance
  of $21,352, $22,958 and
  $23,494                      650,285     656,263     513,935

Property and equipment, net      5,606       5,685       5,900

Other assets                     1,544       1,429       1,607

Other accounts receivable            -       4,807           -
                              --------  ----------   ---------
                              $657,569    $668,624    $526,698
                              ========  ==========   =========

LIABILITIES AND INVESTMENT OF NORDSTROM, INC.
- --------------------------------------------
Commercial paper              $108,582    $ 37,388    $ 27,146

Notes payable to bank           50,000      50,000      25,000

Notes payable to
  Nordstrom, Inc.               22,100     148,000      41,000

Accrued interest, taxes
  and other                     15,775      10,963      11,716

Long-term debt                 284,100     252,100     265,600
                              --------  ----------   ---------
  Total liabilities            480,557     498,451     370,462

Investment of
  Nordstrom, Inc.              177,012     170,173     156,236
                              --------  ----------   ---------
                              $657,569    $668,624    $526,698
                              ========  ==========   =========

These statements should be read in conjunction with the Notes to Financial Statements contained herein and in the Nordstrom Credit, Inc. Annual Report on Form 10-K for the year ended January 31, 1995.

                      NORDSTROM CREDIT, INC.
                     STATEMENTS OF CASH FLOWS
                         (in thousands)
                          (unaudited)

                                                 Three Months
                                                Ended April 30,
                                              -----------------
                                                1995       1994
                                                ----       ----
OPERATING ACTIVITIES:

  Net earnings                              $  6,839    $ 6,508
  Adjustments to reconcile net earnings
    to net cash provided by
    operating activities:
    Depreciation and amortization                176        157
    Change in:
      Customer accounts receivable, net        5,978     50,560
      Other accounts receivable                4,807      3,977
      Accrued interest, taxes and other        4,812      2,051
                                            --------    -------
Net cash provided by operating activities     22,612     63,253
                                            --------    -------

FINANCING ACTIVITIES:

  Decrease in notes payable to
    Nordstrom, Inc.                         (125,900)   (71,500)
  Increase in commercial paper                71,194     11,809
  Proceeds from issuance of long-term
    debt, net                                 41,788          -
  Principal payments on long-term debt       (10,000)         -
                                            --------    -------
Net cash used in financing activities        (22,918)   (59,691)
                                            --------    -------
Net (decrease) increase in cash and
    cash equivalents                            (306)     3,562
Cash and cash equivalents
  at beginning of period                         440      1,694
                                            --------    -------
Cash and cash equivalents at end of period  $    134    $ 5,256
                                            ========    =======

These statements should be read in conjunction with the Notes to Financial Statements contained herein and in the Nordstrom Credit, Inc. Annual Report on Form 10-K for the year ended January 31, 1995.

                         NORDSTROM CREDIT, INC.
                     NOTES TO FINANCIAL STATEMENTS
                              (unaudited)

Note 1:

The balance sheets of Nordstrom Credit, Inc. as of April 30, 1995 and 1994, and the related statements of earnings and cash flows for the periods then ended, have been prepared from the accounts without audit.

The financial information is applicable to interim periods and is not necessarily indicative of the results to be expected for the year ending January 31, 1996.

It is not considered necessary to include detailed footnote information as of April 30, 1995 and 1994. The financial statements should be read in conjunction with the Notes to Financial Statements contained in the Nordstrom Credit, Inc. Annual Report on Form 10-K for the year ended January 31, 1995.

In the opinion of management, the financial information includes all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position of Nordstrom Credit, Inc. as of April 30, 1995 and 1994, and the results of its operations and cash flows for the periods then ended, in accordance with generally accepted accounting principles applied on a consistent basis.


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Service charge income and Service fees paid to Nordstrom National Credit Bank (the "Bank") increased when compared to the same period in 1994 due to additional outstanding receivables generated by the Bank's new VISA card which was introduced in May, 1994.

Interest expense increased when compared to the same period in 1994 due primarily to higher levels of debt outstanding during the quarter.

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

                    NORDSTROM CREDIT, INC.
                        (Registrant)



                 /s/ John A. Goesling
                 ________________________________________________
                    John A. Goesling, Executive Vice President
                                    and Treasurer
                  (Principal Financial and Accounting Officer)

Date:    June 2, 1995
     ___________________

                            EXHIBIT INDEX


            EXHIBIT                               METHOD OF FILING
- -----------------------------------         -------------------------------
27.1  Financial Data Schedule               Filed herewith electronically.