Form 10-Q
period 1995-07-31
NORDSTROM CREDIT INC
filed 1995-09-06
CIK 757439

                    SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC 20549

                                FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended July 31, 1995


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


                       YES  X      NO
                          _____      _____

     On September 5, 1995 Registrant had 10,000 shares of Common stock ($.50 par value) outstanding; all such shares are owned by Registrant's parent, Nordstrom, Inc.

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

  Item 1.  Financial Statements (unaudited)

           Statements of Earnings
             Three and six months ended July 31, 1995
             and 1994                                                3

           Balance Sheets
             July 31, 1995 and 1994
             and January 31, 1995                                    4

           Statements of Cash Flows
             Six months ended July 31, 1995
             and 1994                                                5

           Notes to Financial Statements                             6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations             6

PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                          7



                      NORDSTROM CREDIT, INC.
                      STATEMENTS OF EARNINGS
                      (dollars in thousands)
                           (unaudited)


                             Three Months           Six Months
                             Ended July 31,       Ended July 31,
                           ------------------  ------------------
                             1995      1994       1995     1994
                           --------  --------  --------  --------
Service charge income       $28,602   $21,763   $55,180   $44,489

Expenses:
  Interest, net               9,896     7,040    18,651    13,922
  Service fees paid to
    Nordstrom National
    Credit Bank               9,104     7,798    15,306    13,060
  General and
    Administrative            3,933       482     4,875       896
                           --------  --------  --------  --------
Total expenses               22,933    15,320    38,832    27,878
                           --------  --------  --------  --------
Earnings before
  income taxes                5,669     6,443    16,348    16,611

Income taxes                  2,050     2,340     5,890     6,000
                           --------  --------  --------  --------
Net earnings                $ 3,619   $ 4,103   $10,458   $10,611
                           ========  ========  ========  ========
Ratio of earnings
  available for fixed
  charges to fixed charges     1.57      1.91      1.87      2.19
                           ========  ========  ========  ========

These statements should be read in conjunction with the Notes to Financial Statements contained herein and in the Nordstrom Credit, Inc. Annual Report on Form 10-K for the year ended January 31, 1995.

                      NORDSTROM CREDIT, INC.
                          BALANCE SHEETS
                      (dollars in thousands)
                           (unaudited)

                              July 31,   January 31,    July 31,
                                1995        1995          1994
                              --------   -----------    --------
ASSETS
- ------
Cash and cash equivalents     $      2      $    440    $    556

Customer accounts receivable
  net of holdback allowance
  of $24,090, $22,958 and
  $24,665                      815,143       656,263     610,955

Other accounts receivable          467         4,807           -

Property and equipment, net      5,536         5,685       5,815

Other assets                     2,309         1,429       1,538
                              --------   -----------    --------
                              $823,457      $668,624    $618,864
                              ========   ===========    ========

LIABILITIES AND INVESTMENT OF NORDSTROM, INC.
- ---------------------------------------------
Commercial paper              $ 47,207      $ 37,388    $ 75,739

Notes payable to banks          50,000        50,000      40,000

Notes payable to
  Nordstrom, Inc.              155,000       148,000      96,000

Accrued interest, taxes
  and other                     21,518        10,963      22,186

Long-term debt                 369,100       252,100     224,600
                              --------   -----------    --------
  Total liabilities            642,825       498,451     458,525

Investment of
  Nordstrom, Inc.              180,632       170,173     160,339
                              --------   -----------    --------
                              $823,457      $668,624    $618,864
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

                      NORDSTROM CREDIT, INC.
                     STATEMENTS OF CASH FLOWS
                      (dollars in thousands)
                           (unaudited)

                                                     Six Months
                                                   Ended July 31,
                                              ----------------------
                                                 1995          1994
                                              --------       -------
OPERATING ACTIVITIES:
  Net earnings                                $ 10,458       $10,611
  Adjustments to reconcile net earnings
    to net cash used in
    operating activities:
    Depreciation and amortization                  360           311
    Change in:
      Customer accounts receivable            (158,880)      (46,460)
      Other accounts receivable                  4,340         3,977
      Accrued interest, taxes and other         10,555        12,521
                                              --------       -------
Net cash used in
  operating activities                        (133,167)      (19,040)
                                              --------       -------
INVESTING ACTIVITIES:
  Additions to property and
    equipment, net                                  (9)            -
                                              --------       -------
FINANCING ACTIVITIES:
  Increase in commercial paper                   9,819        60,402
  Increase in notes payable to banks                 -        15,000
  Increase (decrease) in notes payable
    to Nordstrom, Inc.                           7,000       (16,500)
  Proceeds from issuance of
    long-term debt, net                        140,919             -
  Principal payments on long-term debt         (25,000)      (41,000)
                                              --------       -------
Net cash provided by
  financing activities                         132,738        17,902
                                              --------       -------
Net decrease in cash and
  and cash equivalents                            (438)       (1,138)
Cash and cash equivalents
  at beginning of period                           440         1,694
                                              --------       -------
Cash and cash equivalents at end of period    $      2       $   556
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

                         NORDSTROM CREDIT, INC.
                     NOTES TO FINANCIAL STATEMENTS
                             (unaudited)

Note 1:

The balance sheets of Nordstrom Credit, Inc. as of July 31, 1995 and 1994, and the related statements of earnings and cash flows for the periods then ended, have been prepared from the accounts without audit.

The financial information is applicable to interim periods and is not necessarily indicative of the results to be expected for the year ending January 31, 1996.

It is not considered necessary to include detailed footnote information as of July 31, 1995 and 1994. The financial statements should be read in conjunction with the Notes to Financial Statements contained in the Nordstrom Credit, Inc. Annual Report on Form 10-K for the year ended January 31, 1995.

In the opinion of management, the financial information includes all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position of Nordstrom Credit, Inc. as of July 31, 1995 and 1994, and the results of its operations and cash flows for the periods then ended, in accordance with generally accepted accounting principles applied on a consistent basis.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Service charge income and Service fees paid to Nordstrom National Credit Bank (the "Bank") increased for the quarter and the six month period when compared to the same periods in 1994, due to an increase in receivables generated by the Bank's VISA card program which commenced in May, 1994.

Interest expense increased for the quarter and the six month period when compared to the same periods in 1994, due primarily to higher levels of debt outstanding.

General and Administrative expenses increased for the quarter and the six month period when compared to the same periods in 1994, due primarily to bad debt expense related to the VISA card program.

                    PART II - OTHER INFORMATION
                    ---------------------------

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits
         --------
 (10.1) Credit Agreement dated June 23, 1995 between Registrant and a group of commercial banks is filed herein as an Exhibit.

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


                          NORDSTROM CREDIT, INC.
                            (Registrant)



                      /s/          John A. Goesling
                      ------------------------------------------
                      John A. Goesling, Executive Vice President
                                      and Treasurer
                     (Principal Financial and Accounting Officer)


Date: September 5, 1995
- -----------------------

                                       EXHIBIT INDEX


                EXHIBIT                                       METHOD OF FILING
- -----------------------------------------           --------------------------------------
10.1  Credit Agreement dated June 23, 1995          Filed herewith electronically.
       between Registrant and a group of
       commercial banks.

27.1  Financial Data Schedule                       Filed herewith electronically.

