Form 10-Q
period 1995-10-31
NORDSTROM CREDIT INC
filed 1995-12-05
CIK 757439

                  SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC 20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1995

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


                       YES    X      NO
                            ____         ____

     On November 24, 1995 Registrant had 10,000 shares of Common stock ($.50 par value) outstanding; all such shares are owned by Registrant's parent, Nordstrom, Inc.

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

    Item 1.  Financial Statements (Unaudited)

        Statements of Earnings
           Three and nine months ended October 31, 1995
           and 1994                                            3

        Balance Sheets
           October 31, 1995 and 1994
           and January 31, 1995                                4

        Statements of Cash Flows
           Nine months ended October 31, 1995
           and 1994                                            5

        Notes to Financial Statements                          6

    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations     6

PART II.  OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K                  7


                      NORDSTROM CREDIT, INC.
                      STATEMENTS OF EARNINGS
                      (dollars in thousands)
                           (unaudited)

                              Three Months         Nine Months
                            Ended October 31,   Ended October 31,
                           ------------------  ------------------
                             1995      1994      1995      1994
                           --------  --------  --------  --------
Service charge income       $32,977   $23,758   $88,157   $68,247

Expenses:
  Interest, net              11,191     8,011    29,842    21,933
  Service fees paid to
    Nordstrom National
    Credit Bank               6,906     6,124    22,212    19,184
  General and
    administrative            3,048       632     7,923     1,528
                           --------  --------  --------  --------
Total expenses               21,145    14,767    59,977    42,645
                           --------  --------  --------  --------
Earnings before
  income taxes               11,832     8,991    28,180    25,602

Income taxes                  4,310     3,300    10,200     9,300
                           --------  --------  --------  --------
Net earnings                $ 7,522   $ 5,691   $17,980   $16,302
                           ========  ========  ========  ========
Ratio of earnings
  available for fixed
  charges to fixed charges     2.06      2.12      1.94      2.16
                           ========  ========  ========  ========

These statements should be read in conjunction with the Notes to Financial Statements contained herein and in the Nordstrom Credit, Inc. Annual Report on Form 10-K for the year ended January 31, 1995.




                      NORDSTROM CREDIT, INC.
                          BALANCE SHEETS
                       (dollars in thousands)
                            (unaudited)

                            October 31,  January 31,  October 31,
                               1995         1995         1994
                            -----------  -----------  -----------
ASSETS
------
Cash and cash equivalents     $      2     $    440     $  6,761

Customer accounts receivable
  net of holdback allowance
  of $22,595, $22,958 and
  $24,358                      802,997      656,263      562,719

Other accounts receivable          947        4,807            -

Property and equipment, net      5,480        5,685        5,760

Other assets                     2,243        1,429        1,469
                            ----------   ----------   ----------
                              $811,669     $668,624     $576,709
                            ==========   ==========   ==========

LIABILITIES AND INVESTMENT OF NORDSTROM, INC.
---------------------------------------------
Commercial paper              $183,057     $ 37,388     $121,393

Notes payable to bank           50,000       50,000       50,000

Notes payable to
  Nordstrom, Inc.                8,000      148,000       15,000

Accrued interest, taxes
  and other                     13,358       10,963       12,186

Long-term debt                 369,100      252,100      212,100
                            ----------   ----------   ----------
  Total liabilities            623,515      498,451      410,679

Investment of
  Nordstrom, Inc.              188,154      170,173      166,030
                            ----------   ----------   ----------
                              $811,669     $668,624     $576,709
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

                      NORDSTROM CREDIT, INC.
                     STATEMENTS OF CASH FLOWS
                      (dollars in thousands)
                          (unaudited)

                                                  Nine Months
                                               Ended October 31,
                                              ------------------
                                                1995      1994
                                              --------  --------
OPERATING ACTIVITIES:

  Net earnings                                $ 17,980  $ 16,302
  Adjustments to reconcile net earnings
    to net cash (used in) provided by
    operating activities:
    Depreciation and amortization                  563       459
    Change in:
      Customer accounts receivable            (146,733)    1,776
      Other accounts receivable                  3,860     3,977
      Accrued interest, taxes and other          2,395     2,521
                                              --------  --------
Net cash (used in) provided by                (121,935)   25,035
  operating activities                        --------  --------

INVESTING ACTIVITIES:

  Additions to property and equipment, net         (33)      (24)
                                              --------  --------

FINANCING ACTIVITIES:

  Increase in commercial paper                 145,669   106,056
  Increase in notes payable to bank                  -    25,000
  Decrease in notes payable to
    Nordstrom, Inc.                           (140,000)  (97,500)
  Proceeds from issuance of long-term
    debt, net                                  140,861         -
  Principal payments on long-term debt         (25,000)  (53,500)
                                              --------  --------
Net cash provided by (used in)
  financing activities                         121,530   (19,944)
                                              --------  --------
Net (decrease) increase in cash and
  cash equivalents                                (438)    5,067
Cash and cash equivalents
  at beginning of period                           440     1,694
                                              --------  --------
Cash and cash equivalents at end of period    $      2  $  6,761
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

                         NORDSTROM CREDIT, INC.
                     NOTES TO FINANCIAL STATEMENTS
                              (unaudited)

Note 1:

The balance sheets of Nordstrom Credit, Inc. as of October 31, 1995 and 1994, and the related statements of earnings and cash flows for the periods then ended, have been prepared from the accounts without audit.

The financial information is applicable to interim periods and is not necessarily indicative of the results to be expected for the year ending January 31, 1996.

It is not considered necessary to include detailed footnote information as of October 31, 1995 and 1994. The financial statements should be read in conjunction with the Notes to Financial Statements contained in the Nordstrom Credit, Inc. Annual Report on Form 10-K for the year ended January 31, 1995.

In the opinion of management, the financial information includes all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position of Nordstrom Credit, Inc. as of October 31, 1995 and 1994, and the results of its operations and cash flows for the periods then ended, in accordance with generally accepted accounting principles applied on a consistent basis.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Service charge income and Service fees paid to Nordstrom National Credit Bank (the "Bank") increased for the nine month period when compared to the same period in 1994, primarily due to an increase in receivables generated by the Bank's VISA card program which commenced in May, 1994.

Interest expense increased for the nine month period when compared to the same period in 1995, due primarily to higher levels of debt outstanding.

General and Administrative expenses increased for the nine month period when compared to the same period in 1994, due primarily to an increase in bad debt expense related to the VISA card receivables.

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

Date:  December 5, 1995
     ___________________

                               EXHIBIT INDEX

           EXHIBIT                                   METHOD OF FILING
---------------------------------            ----------------------------
27.1  Financial Data Schedule                Filed herewith electronically.


