Form 10-K
period 1996-01-31
NORDSTROM CREDIT INC
filed 1996-03-29
CIK 757439

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended January 31, 1996
                                              __________________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

On March 29, 1996 Registrant had 10,000 shares of Common stock ($.50 par value) outstanding; all such shares are owned by Registrant's parent, Nordstrom, Inc.

The Registrant meets the conditions set forth in General Instruction J(1)(a) and (b)of Form 10-K and is therefore filing this Form with the reduced disclosure format.

                                   1 of 18

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


                                 PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------

The class of securities registered is the Company's Common Stock, $.50 par value per share. There are 100,000 shares of authorized Common Stock, of which 10,000 shares were issued and outstanding as of March 29, 1996. The Company's common stock is owned entirely by Nordstrom, Inc. The stock has not been traded and, accordingly, no market value has been established. In addition, no dividends have been paid or declared.

Item 6.  Selected Financial Data.
---------------------------------

Not required under reduced disclosure format.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
-------------------------------------------------------------------------

Service charge income and service fees paid to Nordstrom National Credit Bank (the "Bank") increased in 1995 primarily due to an increase in receivables generated by the Bank's VISA card program, which commenced in May, 1994.

Interest expense increased in 1995 due to higher levels of debt outstanding.

Bad debt expense increased in 1995 as a result of the growth of the Bank's VISA card program, for which the Company bears credit risk.


                                  2 of 18

Certain other information required under this item is included in Note 1 and
Note 5 to the Financial Statements on pages 13 and 14 respectively, of this report, which are incorporated herein by reference.

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









                                   3 of 18

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

  (3.3) Amendment to the Bylaws of the Registrant dated December 19, 1995, is filed herein as an Exhibit.

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

  (4.2) Trustee Resignation of First Interstate Bank of Washington, N.A. dated March 13, 1995 is hereby incorporated by reference from the Registrant's Form 10-K for the year ended January 31, 1995,
         Exhibit 4.2.

  (4.3) Trustee Acceptance of First Interstate Bank of Denver, N.A. dated March 13, 1995 is hereby incorporated by reference from the Registrant's Form 10-K for the year ended January 31, 1995, Exhibit 4.3.




                                 4 of 18

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

 (10.4) Credit Agreement dated June 23, 1995 between Registrant and a group of commercial banks is hereby incorporated by reference from the Registrant's Form 10-Q for the quarter ended July 31, 1995, Exhibit 10.1.

 (10.5) Loan Agreement dated November 24, 1992 between Registrant and Nordstrom, Inc. is hereby incorporated by reference from the Registrant's Form 10-K for the year ended January 31, 1993, Exhibit 10.6.

 (10.6) Loan Agreement dated June 10, 1985, as amended May 19, 1994, between Registrant and Morgan Guaranty Trust Company of New York is hereby incorporated by reference from the Registrant's Form 10-K for the year ended January 31, 1995, Exhibit 10.10.

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















                                   5 of 18

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 NORDSTROM CREDIT, INC.
                                 (Registrant)

Date   March 29, 1996            by /s/                      John A. Goesling
     __________________          ____________________________________________
                                                             John A. Goesling
                                       Executive Vice President and Treasurer
                                 (Principal Accounting and Financial Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/                  John A. Goesling    /s/                Raymond A. Johnson
_____________________________________    _____________________________________
                     John A. Goesling                       Raymond A. Johnson
   Director, Executive Vice President                                 Director
                        and Treasurer
  (Principal Accounting and Financial
                             Officer)

/s/                 John C. Walgamott   /s/                   John J. Whitacre
_____________________________________   ______________________________________
                    John C. Walgamott                         John J. Whitacre
               Director and President                                 Director
        (Principal Executive Officer)




Date   March 29, 1996
    ______________________

















                                    6 of 18

                             NORDSTROM CREDIT, INC.
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                       Page
                                                                      Number
                                                                      ------
Independent Auditors' Report                                             8

Statements of Earnings                                                   9

Balance Sheets                                                          10

Statements of Investment of Nordstrom, Inc.                             11

Statements of Cash Flows                                                12

Notes to Financial Statements                                           13

Additional financial information required to be furnished -

      Financial Statement Schedule:

      II - Valuation and Qualifying Accounts                            18

All other schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the financial statements or notes thereto.



























                                    7 of 18

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Nordstrom Credit, Inc.
Englewood, Colorado

We have audited the accompanying balance sheets of Nordstrom Credit, Inc. as of January 31, 1996 and 1995, and the related statements of earnings, investment of Nordstrom, Inc. and cash flows for each of the three years in the period ended January 31, 1996. Our audits also included the financial statement schedule listed in Item 14(a)2. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Nordstrom Credit, Inc. as of January 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




Deloitte & Touche LLP
Seattle, Washington
March 8, 1996

















                                    8 of 18

                             NORDSTROM CREDIT, INC.
                            STATEMENTS OF EARNINGS
                            (Dollars in thousands)

Year Ended January 31,                         1996        1995        1994
----------------------                      -------     -------     -------
Revenue:
     Service charge income                 $122,973     $92,592     $91,026
     Rental income from Nordstrom
       National Credit Bank                   1,044       1,044       1,044
                                            -------     -------     -------
  Total revenue                             124,017      93,636      92,070

Expenses:
     Interest, net                           42,157      31,074      29,465
     Service fees paid to Nordstrom
       National Credit Bank                  32,558      28,056      28,551
     Bad debts                               12,752         940           -
     Other general and administrative         1,464       1,521       1,682
                                            -------     -------     -------
  Total expenses                             88,931      61,591      59,698
                                            -------     -------     -------
Earnings before income taxes                 35,086      32,045      32,372

Income taxes                                 12,600      11,600      11,700
                                            -------     -------     -------
Net earnings                               $ 22,486     $20,445     $20,672
                                            =======     =======     =======

Ratio of earnings available for
  fixed charges to fixed charges               1.83        2.03        2.09
                                            =======     =======     =======








                         See notes to financial statements.












                                    9 of 18

                            NORDSTROM CREDIT, INC.
                               BALANCE SHEETS
                            (Dollars in thousands)

January 31,                                              1996          1995
-----------                                          --------      --------
ASSETS
------
Cash and cash equivalents                            $     91      $    440

Customer accounts receivable, net                     874,858       656,263

Other accounts receivable                               7,217         4,807

Property and equipment, net                             5,396         5,685

Other assets                                            2,122         1,429
                                                     --------      --------
                                                     $889,684      $668,624
                                                     ========      ========


LIABILITIES AND INVESTMENT OF NORDSTROM, INC.
---------------------------------------------
Notes payable to Nordstrom, Inc.                     $ 86,000      $148,000

Notes payable to bank                                  50,000        50,000

Commercial paper                                      182,501        37,388

Accrued interest, taxes and other                       9,424        10,963

Long-term debt                                        369,100       252,100
                                                     --------      --------
     Total liabilities                                697,025       498,451

Investment of Nordstrom, Inc.                         192,659       170,173
                                                     --------      --------
                                                     $889,684      $668,624
                                                     ========      ========




                        See notes to financial statements.








                                    10 of 18

                              NORDSTROM CREDIT, INC.
                     STATEMENTS OF INVESTMENT OF NORDSTROM, INC.
                   (Dollars in thousands except per share amount)

                      Common Stock, $.50 par value,
                        100,000 shares authorized
                        -------------------------   Retained
                           Shares      Amount       Earnings       Total
                           ------      ------       --------       -----
Balance at
     February  1, 1993     10,000     $55,058       $ 73,998    $129,056

Net earnings                    -           -         20,672      20,672
                           ------     -------        -------    --------

Balance at
     January 31, 1994      10,000      55,058         94,670     149,728

Net earnings                    -           -         20,445      20,445
                           ------     -------        -------    --------

Balance at
     January 31, 1995      10,000      55,058        115,115     170,173

Net earnings                    -           -         22,486      22,486
                           ------     -------        -------    --------

Balance at
     January 31, 1996      10,000     $55,058       $137,601    $192,659
                           ======     =======       ========    ========


















                     See notes to financial statements.




                                   11 of 18

                            NORDSTROM CREDIT, INC.
                           STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

Year Ended January 31,                            1996      1995      1994
----------------------                         -------   -------   -------
OPERATING ACTIVITIES:
  Net earnings                                $ 22,486   $20,445   $20,672
  Adjustments to reconcile net earnings
    to net cash provided by
    operating activities:
    Depreciation and amortization                  772       924       640
    Change in:
      Other accounts receivable                 (2,410)     (830)     (269)
      Accrued interest, taxes and other         (1,539)    1,298      (304)
                                               -------   -------   -------

Net cash provided by
  operating activities                          19,309    21,837    20,739
                                               -------   -------   -------

INVESTING ACTIVITIES:
  (Increase) decrease in investment in
    customer accounts receivable, net         (218,595)  (91,768)   18,716
  Additions to property
    and equipment, net                             (35)      (30)     (167)
                                               -------   -------   -------

Net cash (used in) provided by
  investing activities                        (218,630)  (91,798)   18,549
                                               -------   -------   -------

FINANCING ACTIVITIES:
  (Decrease) increase in notes payable
    to Nordstrom, Inc.                         (62,000)   35,500         -
  Increase in notes payable to banks                 -    25,000         -
  Increase in commercial paper                 145,113    22,051     2,018
  Proceeds from issuance of
    long-term debt, net                        140,859    49,656         -
  Principal payments on long-term debt         (25,000)  (63,500)  (40,000)
                                               -------   -------   -------

Net cash provided by (used in)
  financing activities                         198,972    68,707   (37,982)
                                               -------   -------   -------

Net (decrease) increase in cash and
  cash equivalents                                (349)   (1,254)    1,306

Cash and cash equivalents at beginning
  of year                                          440     1,694       388
                                               -------   -------   -------

Cash and cash equivalents at end of year      $     91   $   440   $ 1,694
                                              ========   =======   =======

                       See notes to financial statements.

                                   12 of 18

                            NORDSTROM CREDIT, INC.
                        NOTES TO FINANCIAL STATEMENTS
                           (Dollars in thousands)

NOTE 1 - DESCRIPTION OF BUSINESS

Nordstrom Credit, Inc. (the "Company"), a wholly-owned subsidiary of Nordstrom, Inc. ("Nordstrom") was incorporated in the State of Washington in 1982 and reincorporated in the State of Colorado in 1990. The primary business of the Company is to finance customer accounts receivable generated under revolving charge accounts through sales of merchandise in Nordstrom stores ("Accounts"), and through purchases by customers using the Nordstrom National Credit Bank the "Bank") VISA cards ("VISA Accounts"). The Accounts and the VISA Accounts are originated through the use of credit cards issued by the Bank, a national banking association organized as a wholly-owned subsidiary of Nordstrom, effective August 30, 1991. The Bank's VISA card program commenced in May 1994.

The Company and the Bank are parties to an Operating Agreement dated August 30, 1991 (the "Operating Agreement") pursuant to which the Company purchases Accounts from the Bank for a price equal to the amount of Accounts originated less an allowance for amounts to be written off (the "holdback allowance").

The Company and the Bank are also parties to an Operating Agreement for VISA Accounts and Receivables (the "VISA Operating Agreement") dated May 1, 1994. Under this agreement, the Company purchases VISA Accounts from the Bank under the same terms and conditions as the Operating Agreement, with the exception of the allowance for amounts to be written off. Amounts written off are charged to the Company, except for amounts written off with respect to sales occurring at Nordstrom stores, for which Nordstrom has agreed to indemnify the Company. Under the terms of both Operating Agreements, the Bank performs the servicing functions for the Accounts and the VISA Accounts, and the Company pays the Bank a servicing fee based on the amount of such Accounts originated. The rate was 1.59% until November 30, 1995 and was increased to 2.0% effective December 1, 1995.

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

The presentation of financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses in the accompanying financial statements. Actual results could differ from those estimates.

Certain reclassifications of prior year balances have been made for consistent presentation.



                                    13 of 18

NOTE 2 - RENTAL INCOME

The Company owns an office building in Englewood, Colorado, and leases space in the building to the Bank under a month-to-month agreement for $87 per month.

NOTE 3 - INTEREST EXPENSE

The components of net interest expense are as follows:

Year ended January 31,                    1996        1995        1994
----------------------                 -------     -------     -------
Notes payable to Nordstrom, Inc.       $ 4,273     $ 2,940     $ 1,696
Notes payable to banks                   2,942       1,766         771
Commercial paper                         7,242       3,320       1,590
Long-term debt                          27,788      23,161      25,543
                                       -------     -------     -------
Total interest expense                  42,245      31,187      29,600
Less:  Interest income                     (88)       (113)       (135)
                                       -------     -------     -------
Interest, net                          $42,157     $31,074     $29,465
                                       =======     =======     =======

NOTE 4 - INCOME TAXES

The Company files consolidated income tax returns with Nordstrom. Income taxes have been provided on a separate return basis, and the difference between the effective tax rate and the statutory Federal income tax rate is due to the provision for state and local income taxes. At January 31, 1996 and 1995, amounts due to Nordstrom for income taxes totaled $1,200 and $1,500. The Company has no significant deferred taxes.

NOTE 5 -CUSTOMER ACCOUNTS RECEIVABLE

Customer accounts receivable, net, consists of the following:

January 31,                            1996                   1995
-----------                          --------               --------
Accounts                             $690,756               $592,034
VISA Accounts                         213,495                 87,187
                                     --------               --------
                                      904,251                679,221
Holdback allowance                    (29,393)               (22,958)
                                     --------               --------

Customer accounts receivable, net    $874,858               $656,263
                                     ========               ========

The Company has no credit risk with respect to the Accounts, as Nordstrom bears the risk of credit loss with respect to these Accounts.







                                 14 of 18

The Company's credit risk with respect to Visa Accounts is concentrated in the geographic regions in which Nordstrom operates stores. At January 31, 1996 and 1995, approximately 50% of the VISA Accounts were concentrated in California. Concentration of the remaining VISA Accounts is considered to be limited due to their geographical dispersion.

NOTE 6 - OTHER ACCOUNTS RECEIVABLE

Other accounts receivable consists of amounts due from the Bank for net activity in Accounts and VISA Accounts, less service fees due the Bank. These amounts are settled on a second business day basis. At January 31, 1996, other accounts receivable also includes $2,975 due from Nordstrom primarily for settlement of bad debt expense, which was settled on February 26, 1996.

NOTE 7 - NOTES PAYABLE AND COMMERCIAL PAPER

The notes payable to bank represents amounts borrowed from a commercial bank as fiduciary under a master note agreement which provides for borrowings up to $50,000. Borrowings under the Agreement bear interest at floating rates based on a published short-term interest rate composite index (5.4% and 6.0% at January 31, 1996 and 1995) and mature up to six months from the date of borrowing or on demand.

The notes payable to Nordstrom, Inc. represents amounts borrowed from Nordstrom under an Agreement dated November 24, 1992 which provides for borrowings from time to time, depending on seasonal cash flow requirements. Borrowings under the Agreement bear interest at floating rates based on a published short-term interest rate composite index (5.4% and 6.0% at January 31, 1996 and 1995) and mature up to six months from the date of borrowing or on demand.

Commercial paper outstanding at January 31, 1996 bears interest at 5.1% to 5.8%, and matures from February 1, 1996 to July 15, 1996.

A summary of notes payable and commercial paper is as follows:

Year ended January 31,                     1996         1995         1994
----------------------                 --------     --------     --------
Average daily borrowings
  outstanding:
  Nordstrom                           $ 72,843      $ 60,651     $ 54,643
  Other                                172,178       104,722       75,300
Maximum amount outstanding:
  Nordstrom                            191,500       204,000      182,500
  Other                                303,072       209,605      117,023
Weighted average interest rate:
  During the year:
  Nordstrom                             5.9%          4.8%         3.1%
  Other                                 5.9%          4.9%         3.1%
  At year-end:
  Nordstrom                             5.4%          6.0%         3.0%
  Other                                 5.5%          6.0%         3.1%


                                 15 of 18

The Company has a $300,000 unsecured line of credit with a group of commercial banks which is available as liquidity support for notes payable to bank and commercial paper issued by the Company, and expires June 30, 2000. Under the terms of the line of credit agreement, the Company must, among other things, comply with the terms of the Investment Agreement between the Company and Nordstrom and the Operating Agreements between the Company and the Bank, and maintain a ratio of total debt to tangible net worth no greater than 7 to 1. The Company pays commmitment fees for the line in lieu of compensating balance requirements.

The carrying amount of the notes payable and commercial paper approximates fair value because of the short maturity of these instruments.

NOTE 8 - LONG-TERM DEBT

Long-term debt consists of the following:

January 31,                                         1996          1995
-----------                                     --------      --------
Medium-term notes, 7.83% - 9.6%,
    due 1996 - 2001                             $226,000      $209,000
Notes Payable, 6.7%, due 2005                    100,000             -
Sinking fund debentures, 9.375%,
    due 2016, payable in
    annual installments of $3,750
    beginning in 1997                             43,100        43,100
                                                --------      --------
Total long-term debt                            $369,100      $252,100
                                                ========      ========

Aggregate principal payments on long-term debt for the next five fiscal
years are as follows:   1996 - $73,000, 1997 - $53,750, 1998 - $53,750,
1999 - $3,750, and 2000 - $45,750.

The fair value of long-term debt at January 31, 1996 and 1995, estimated using quoted market prices of the same or similar issues with the same remaining maturity, was approximately $403,000 and $257,000.

In February 1996, the Company prepaid $43,100 of sinking fund debentures at a premium of $1,965.













                                 16 of 18

NOTE 9 - SUPPLEMENTARY CASH FLOW INFORMATION

For purposes of the Statements of Cash Flows, the Company considers all short-term investments with a maturity at date of purchase of three months or less to be cash equivalents. The carrying amount approximates fair value because of the short maturity of these instruments.

Supplementary cash flow information is as follows:

Year Ended January 31,                            1996      1995      1994
----------------------                         -------   -------   -------
Cash paid during the year for:

    Interest                                   $41,268   $30,005   $30,224

    Income taxes paid to
      Nordstrom, Inc.                           12,900    11,692    11,568






































                                   17 of 18

                             NORDSTROM CREDIT, INC.
                         SCHEDULE II - VALUATION AND
                              QUALIFYING ACCOUNTS

                         (Dollars in thousands)

 Column A             Column B        Column C                 Column D      Column E
                                      Additions               Deductions
-----------          ----------  --------------------    ------------------- --------

                                                              Account
                      Balance    Charged to   Charged        write-offs       Balance
                     beginning   costs and    to other         net of         end of
Description          of period   expenses     accounts       recoveries       period

-----------          -----------  ---------   --------       ----------       -------
Holdback allowance -
 customer accounts
 receivable

Year ended
 January 31, 1994    $23,969      $  -        $25,713*        $26,537         $23,145

Year ended
 January 31, 1995    $23,145      $   940     $19,279*        $20,406         $22,958

Year ended
 January 31, 1996    $22,958      $12,752     $26,837*        $33,154         $29,393


 * The Company purchases Accounts net of this amount which represents the allowance for uncollectible amounts. Bad debt expenses are reflected on the books of Nordstrom for Accounts and VISA Accounts generated through sales at Nordstrom stores.
</table

>



















                                   18 of 18

                                 EXHIBIT INDEX




                EXHIBIT                                   METHOD OF FILING
------------------------------------------     -----------------------------------
 3.1  Articles of Incorporation                Incorporated by reference from the
                                               Registrant's Form 10-K for the year
                                               ended January 31, 1991, Exhibit 3.1.

 3.2  By-laws                                  Incorporated by reference
                                               from the Registrant's Form
                                               10-K for the year ended January
                                               31, 1991, Exhibit 3.2.

 3.3  Amendment to the By-laws dated           Filed herewith electronically.
       December 19, 1995

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

 4.2  Trustee Resignation of First Inter-      Incorporated by reference from
       state Bank of Washington, N.A.          Registrant's Form 10-K for the
       dated March 13, 1995                    year ended January 31, 1995,
                                               Exhibit 4.2.

 4.3  Trustee Acceptance of First Inter-       Incorporated by reference from
       state Bank of Denver, N.A. dated        Registrant's Form 10-K for the
       March 13, 1995                          year ended January 31, 1995,
                                               Exhibit 4.3.

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
       Registrant and Nordstrom
       National Credit Bank

10.4  Credit Agreement dated June 23, 1995     Incorporated by reference from
       between Registrant and a group of       Registrant's Form 10-Q for the
       commercial banks.                       quarter ended July 31, 1995,
                                               Exhibit 10.1.
10.5  Loan Agreement dated November 24,        Incorporated by reference from
       1992 between Registrant and             Registrant's Form 10-K for the
       Nordstrom, Inc.                         year ended January 31, 1993,
                                               Exhibit 10.6.

10.6  Loan Agreement dated June 10, 1985,      Incorporated by reference from
       as amended May 16, 1994, between        Registrant's Form 10-K for the
       Registrant and Morgan Guaranty          year ended January 31, 1995,
       Trust Company of New York               Exhibit 10.10.

12.1  Computation of Ratio of Earnings         Filed herewith electronically.
       Available for Fixed Charges to
       Fixed Charges

23.1  Independent Auditors' Consent            Filed herewith electronically.

27.1  Financial Data Schedule                  Filed herewith electronically.


                                                                 Exhibit 12.1



                          NORDSTROM CREDIT, INC.
               Computation of Ratio of Earnings Available for
                        Fixed Charges to Fixed Charges
                           (Dollars in thousands)


Year ended January 31,               1996     1995     1994     1993     1992
----------------------            -------  -------  -------  -------  -------
Earnings before
income taxes                      $35,086  $32,045  $32,372  $29,321  $24,023

Fixed charges
  (gross interest expense)         42,245   31,187   29,600   33,841   35,037
                                  -------  -------  -------  -------  -------

Earnings available for
  fixed charges                   $77,331  $63,232  $61,972  $63,162  $59,060
                                  =======  =======  =======  =======  =======

Ratio of earnings available
  for fixed charges to fixed
  charges                            1.83     2.03     2.09     1.87     1.69
                                  =======  =======  =======  =======  =======



                                                      Exhibit 23.1

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Amendment No. 1 to Registration Statement No. 33-55905 of Nordstrom Credit, Inc. on Form S-3 of our report dated March 8, 1996, appearing in this Annual Report on Form 10-K of Nordstrom Credit, Inc. for the year ended January 31, 1996.



DELOITTE & TOUCHE LLP
Seattle, Washington


March 29, 1996