Form 10-Q
period 1996-04-30
NORDSTROM CREDIT INC
filed 1996-06-11
CIK 757439

                  SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC 20549

                              FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended April 30, 1996

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

                       YES    X      NO
                            ____         ____

     On May 27, 1996 Registrant had 10,000 shares of Common stock ($.50 par value) outstanding; all such shares are owned by Registrant's parent, Nordstrom, Inc.

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

  Item 1.  Financial Statements (unaudited)

    Statements of Earnings
      Three months ended April 30, 1996
      and 1995                                                3

    Balance Sheets
      April 30, 1996 and 1995
      and January 31, 1996                                    4

    Statements of Cash Flows
      Three months ended April 30, 1996
      and 1995                                                5

    Notes to Financial Statements                             6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations      6

PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                   7


                      NORDSTROM CREDIT, INC.
                      STATEMENTS OF EARNINGS
                      (dollars in thousands)
                           (unaudited)

                                                   Three Months
                                                  Ended April 30,
                                               -------------------
                                                1996        1995
                                               -------     -------
Service charge income                          $35,716     $26,317
Rental income from Nordstrom
  National Credit Bank                             261         261
                                               -------     -------
  Total Revenue                                 35,977      26,578

Expenses:
  Interest, net                                 10,812       8,755
  Service fees paid to Nordstrom
    National Credit Bank                         6,517       6,202
  Bad debts                                      3,271         590
  Other general and administrative                 372         352
                                               -------     -------
Total expenses                                  20,972      15,899
                                               -------     -------
Earnings before income taxes
  and extraordinary item                        15,005      10,679
Income taxes                                     5,500       3,840
                                               -------     -------
Earnings before extraordinary item               9,505       6,839
Extraordinary charge related to the
  early extinguishment of debt, net
  of income taxes of $900                        1,452           -
                                               -------     -------
Net earnings                                   $ 8,053     $ 6,839
                                               =======     =======
Ratio of earnings
  available for fixed
  charges to fixed charges                        2.13        2.22
                                               =======     =======

These statements should be read in conjunction with the Notes to Financial Statements contained herein and in the Nordstrom Credit, Inc. Annual Report on Form 10-K for the year ended January 31, 1996.


                      NORDSTROM CREDIT, INC.
                          BALANCE SHEETS
                          (in thousands)
                            (unaudited)

                            April 30,  January 31,  April 30,
                              1996        1996        1995
                           ----------- ----------- -----------
ASSETS
- ------
Cash and cash equivalents     $    202    $     91    $    134

Customer accounts
  receivable net of
  holdback allowance
  of $26,074, $29,393 and
  $21,352                      844,932     874,858     650,285

Other accounts receivable        2,469       7,217           -

Property and equipment, net      5,316       5,396       5,606

Other assets                     3,919       2,122       1,544
                              --------  ----------   ---------
                              $856,838    $889,684    $657,569
                              ========  ==========   =========

LIABILITIES AND INVESTMENT OF NORDSTROM, INC.
- --------------------------------------------
Notes payable to
  Nordstrom, Inc.             $ 37,000    $ 86,000    $ 22,100

Notes payable to bank           50,000      50,000      50,000

Commercial paper               228,423     182,501     108,582

Accrued interest, taxes
  and other                     14,703       9,424      15,775

Long-term debt                 326,000     369,100     284,100
                              --------  ----------   ---------
  Total liabilities            656,126     697,025     480,557

Investment of
  Nordstrom, Inc.              200,712     192,659     177,012
                              --------  ----------   ---------
                              $856,838    $889,684    $657,569
                              ========  ==========   =========

These statements should be read in conjunction with the Notes to Financial Statements contained herein and in the Nordstrom Credit, Inc. Annual Report on Form 10-K for the year ended January 31, 1996.

                      NORDSTROM CREDIT, INC.
                     STATEMENTS OF CASH FLOWS
                         (in thousands)
                          (unaudited)

                                                 Three Months
                                                Ended April 30,
                                              -----------------
                                                1996       1995
                                                ----       ----
OPERATING ACTIVITIES:

  Earnings before extraordinary item        $  9,505    $ 6,839
  Adjustments to reconcile earnings
    to net cash provided by (used in)
    operating activities:
    Extraordinary charge related to early
      extinguishment of debt, net of
      income taxes of $900                    (1,452)         -
    Depreciation and amortization                586        176
    Change in:
      Other accounts receivable                4,748      4,807
      Other assets                            (2,303)         -
      Accrued interest, taxes and other        5,279      4,812
                                            --------    -------
Net cash provided by operating activities     16,363     16,634
                                            --------    -------
INVESTING ACTIVITIES:

  Decrease in investment in
    customer accounts receivable, net         29,926      5,978
                                            --------    -------
Net cash provided by investing activities     29,926      5,978
                                            --------     ------
FINANCING ACTIVITIES:

  Decrease in notes payable to
    Nordstrom, Inc.                          (49,000)  (125,900)
  Increase in commercial paper                45,922     71,194
  Proceeds from issuance of long-term
    debt, net                                      -     41,788
  Repayments of long-term debt               (43,100)   (10,000)
                                            --------    -------
Net cash used in financing activities        (46,178)   (22,918)
                                            --------    -------
Net increase (decrease) in cash and
  cash equivalents                               111       (306)
Cash and cash equivalents
  at beginning of period                          91        440
                                            --------    -------
Cash and cash equivalents at end of period  $    202    $   134
                                            ========    =======

These statements should be read in conjunction with the Notes to Financial Statements contained herein and in the Nordstrom Credit, Inc. Annual Report on Form 10-K for the year ended January 31, 1996.

                             page 5 of 7

                         NORDSTROM CREDIT, INC.
                     NOTES TO FINANCIAL STATEMENTS
                        (dollars in thousands)
                              (unaudited)

Note 1:

The balance sheets of Nordstrom Credit, Inc. as of April 30, 1996 and 1995, and the related statements of earnings and cash flows for the periods then ended, have been prepared from the accounts without audit.

The financial information is applicable to interim periods and is not necessarily indicative of the results to be expected for the year ending January 31, 1997.

It is not considered necessary to include detailed footnote information as of April 30, 1996 and 1995. The financial statements should be read in conjunction with the Notes to Financial Statements contained in the Nordstrom Credit, Inc. Annual Report on Form 10-K for the year ended January 31, 1996.

In the opinion of management, the financial information includes all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position of Nordstrom Credit, Inc. as of April 30, 1996 and 1995, and the results of its operations and cash flows for the periods then ended, in accordance with generally accepted accounting principles applied on a consistent basis.

Certain reclassifications of prior year balances have been made for consistent presentation.

Note 2:

During the first quarter of 1996, the Company elected to prepay $43,100 of its 9.375% sinking fund debentures in order to take advantage of lower short-term interest rates. This resulted in an extraordinary charge of $1,452, net of applicable income taxes of $900. The premium paid has not been included as a fixed charge for the calculation of the ratio of earnings available for fixed charges to fixed charges.


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Service charge income for the quarter increased when compared to the same period in 1995 due to a higher volume of both Nordstrom and VISA receivables outstanding during the quarter.

Interest expense for the quarter increased when compared to the same period in the prior year due to higher levels of debt outstanding during the quarter.

Bad debt expense for the quarter increased when compared to the same period in 1995 as a result of growth in the Bank's VISA credit card program and an increase in the level of bad debt write-offs.


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

                    NORDSTROM CREDIT, INC.
                        (Registrant)



                 /s/      John A. Goesling
                 ________________________________________________
                                                 John A. Goesling
                           Executive Vice President and Treasurer
                     (Principal Financial and Accounting Officer)

Date:    June 10, 1996
     ___________________

                            EXHIBIT INDEX


            EXHIBIT                               METHOD OF FILING
- -----------------------------------        ------------------------------
27.1  Financial Data Schedule              Filed herewith electronically.
