Form 10-Q
period 1996-07-31
NORDSTROM CREDIT INC
filed 1996-08-23
CIK 757439

                    SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC 20549

                                FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended July 31, 1996


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


                       YES  X      NO
                          _____      _____

     On August 22, 1996 Registrant had 10,000 shares of Common stock ($.50 par value) outstanding; all such shares are owned by Registrant's parent, Nordstrom, Inc.

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

  Item 1.  Financial Statements (unaudited)

           Statements of Earnings
             Three and six months ended July 31, 1996
             and 1995                                                3

           Balance Sheets
             July 31, 1996 and 1995
             and January 31, 1996                                    4

           Statements of Cash Flows
             Six months ended July 31, 1996
             and 1995                                                5

           Notes to Financial Statements                             6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations             7

PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                          8



                            NORDSTROM CREDIT, INC.
                            STATEMENTS OF EARNINGS
                            (dollars in thousands)
                                (unaudited)

                                   Three Months           Six Months
                                   Ended July 31,       Ended July 31,
                                 ------------------  ------------------
                                   1996      1995       1996     1995
                                 --------  --------  --------  --------
Service charge income             $35,221   $28,341   $70,937   $54,658
Rental income from Nordstrom
  National Credit Bank                321       261       582       522
                                 --------  --------  --------  --------
  Total revenue                    35,542    28,602    71,519    55,180

Expenses:
  Interest, net                    11,122     9,896    21,934    18,651
  Service fees paid to
    Nordstrom National
    Credit Bank                     8,744     9,104    15,261    15,306
  Bad debts                         4,249     3,579     7,520     4,169
  Other general and
    administrative                    410       354       782       706
                                 --------  --------  --------  --------
Total expenses                     24,525    22,933    45,497    38,832
                                 --------  --------  --------  --------
Earnings before income
  taxes and extraordinary
  item                             11,017     5,669    26,022    16,348
Income taxes                        4,100     2,050     9,600     5,890
                                 --------  --------  --------  --------
Earnings before
  extraordinary item                6,917     3,619    16,422    10,458
Extraordinary charge related
  to the early extinguishment
  of debt, net of income
  taxes of $900                         -         -     1,452         -
                                 --------  --------  --------  --------
Net earnings                      $ 6,917   $ 3,619   $14,970   $10,458
                                 ========  ========  ========  ========
Ratio of earnings
  available for fixed
  charges to fixed charges           1.99      1.57      2.06      1.87
                                 ========  ========  ========  ========

These statements should be read in conjunction with the Notes to Financial Statements contained herein and in the Nordstrom Credit, Inc. Annual Report on Form 10-K for the year ended January 31, 1996.


                      NORDSTROM CREDIT, INC.
                          BALANCE SHEETS
                      (dollars in thousands)
                           (unaudited)

                              July 31,   January 31,    July 31,
                                1996        1996          1995
                              --------   -----------    --------
ASSETS
- ------
Cash and cash equivalents     $    584      $     91    $      2

Customer accounts receivable
  net of holdback allowance
  of $26,347, $29,393 and
  $24,090                      917,181       874,858     815,143

Other accounts receivable          552         7,217         467

Property and equipment, net      5,234         5,396       5,536

Other assets                     2,856         2,122       2,309
                              --------   -----------    --------
                              $926,407      $889,684    $823,457
                              ========   ===========    ========

LIABILITIES AND INVESTMENT OF NORDSTROM, INC.
- ---------------------------------------------
Notes payable to
  Nordstrom, Inc.             $ 88,200      $ 86,000    $155,000

Notes payable to bank           50,000        50,000      50,000

Commercial paper               245,918       182,501      47,207

Accrued interest, taxes
  and other                      8,660         9,424      21,518

Long-term debt                 326,000       369,100     369,100
                              --------   -----------    --------
  Total liabilities            718,778       697,025     642,825

Investment of
  Nordstrom, Inc.              207,629       192,659     180,632
                              --------   -----------    --------
                              $926,407      $889,684    $823,457
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

                      NORDSTROM CREDIT, INC.
                     STATEMENTS OF CASH FLOWS
                      (dollars in thousands)
                           (unaudited)

                                                     Six Months
                                                   Ended July 31,
                                              ----------------------
                                                 1996          1995
                                              --------       -------
OPERATING ACTIVITIES:
  Earnings before extraordinary item          $ 16,422       $10,458
  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
    Extraordinary charge related to early
      extinguishment of debt, net of
      income taxes of $900                      (1,452)            -
    Depreciation and amortization                  785           360
    Change in:
      Other accounts receivable                  6,665         4,340
      Other assets                              (1,357)            -
      Accrued interest, taxes and other           (764)       10,555
                                              --------       -------
Net cash provided by operating activities       20,299        25,713
                                              --------       -------
INVESTING ACTIVITIES:
  Increase in investment in
    customer accounts receivable, net          (42,323)     (158,880)
  Additions to property and
    equipment, net                                   -            (9)
                                              --------       --------
Net cash used in investing activities          (42,323)     (158,889)
                                              --------      --------
FINANCING ACTIVITIES:
  Increase in notes payable
    to Nordstrom, Inc.                           2,200         7,000
  Increase in commercial paper                  63,417         9,819
  Proceeds from issuance of
    long-term debt, net                              -       140,919
  Principal payments on long-term debt         (43,100)      (25,000)
                                              --------       -------
Net cash provided by financing activities       22,517       132,738
                                              --------       -------
Net increase (decrease) in cash
  and cash equivalents                             493          (438)
Cash and cash equivalents
  at beginning of period                            91           440
                                              --------       -------
Cash and cash equivalents at end of period    $    584       $     2
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


                         NORDSTROM CREDIT, INC.
                     NOTES TO FINANCIAL STATEMENTS
                        (dollars in thousands)
                             (unaudited)

Note 1:

The balance sheets of Nordstrom Credit, Inc. as of July 31, 1996 and 1995, and the related statements of earnings and cash flows for the periods then ended, have been prepared from the accounts without audit.

The financial information is applicable to interim periods and is not necessarily indicative of the results to be expected for the year ending January 31, 1997.

It is not considered necessary to include detailed footnote information as of July 31, 1996 and 1995. The financial statements should be read in conjunction with the Notes to Financial Statements contained in the Nordstrom Credit, Inc. Annual Report on Form 10-K for the year ended January 31, 1996.

In the opinion of management, the financial information includes all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position of Nordstrom Credit, Inc. as of July 31, 1996 and 1995, and the results of its operations and cash flows for the periods then ended, in accordance with generally accepted accounting principles applied on a consistent basis.

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

Note 3:

On August 13, 1996, the Company's Board of Directors declared a dividend of $5,000 per share payable to Nordstrom, Inc. (holder of all 10,000 outstanding shares) on August 30, 1996.

Note 4:

On August 15, 1996 the Company sold substantially all of its outstanding
VISA receivables (approximately $203,000) through Nordstrom, Inc. to Nordstrom National Credit Bank ("the Bank") in connection with a securitization of the receivables. The Bank then transferred the receivables to the Nordstrom Credit Card Master Trust ("the Trust") in return for certificates representing undivided interests in the Trust. Class A certificates with a market value of $186,600 were sold to a third party, and Class B certificates were purchased by the Company at an approximate market value of $8,700. Class B certificates have a stated principal amount of $9,900, bear interest at 6.5%, and are subordinated to the Class A certificates. Of the remaining interests in the Trust (the "Seller Interest"), the Company purchased from the Bank a portion at an approximate market value of $4,100. The Bank retained the remaining Seller Interest, and will continue to service all of the receivables on behalf of the Trust.

As a result of the securitization of the receivables, the VISA Operating Agreement dated May 1, 1994 between the Company and the Bank has been terminated, and the Company will no longer purchase and finance VISA Accounts generated through the use of the Bank's VISA card. The Bank intends to securitize all new VISA Accounts through the Trust.

Pursuant to the terms of operative documents of the Trust, in certain events, the Company may be required to fund certain amounts pursuant to a recourse obligation for credit losses. Based on current cash flow projections, the Company does not believe any additional funding will be required.


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Service charge income increased for the quarter and the six month period when compared to the same periods in 1995, primarily due to a higher volume of both Nordstrom and VISA receivables outstanding.

Interest expense increased for the quarter and the six month period when compared to the same periods in 1995, due primarily to higher levels of debt outstanding.

Bad debt expense increased for the quarter and the six month period when compared to the same periods in 1995, due to an increase in the level of VISA bad debt write-offs.

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


Date: August 22, 1996
- ------------------------

                              EXHIBIT INDEX


                EXHIBIT                                 METHOD OF FILING
- -----------------------------------------          ---------------------------
27.1  Financial Data Schedule                      Filed herewith electronically.
