Form 10-Q
period 1996-10-31
NORDSTROM CREDIT INC
filed 1996-12-12
CIK 757439

                  SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC 20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1996

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


                       YES    X      NO
                            ____         ____

     On December 10, 1996 Registrant had 10,000 shares of Common stock ($.50 par value) outstanding; all such shares are owned by Registrant's parent, Nordstrom, Inc.

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

    Item 1.  Financial Statements (Unaudited)

        Statements of Earnings
           Three and nine months ended October 31, 1996
           and 1995                                            3

        Balance Sheets
           October 31, 1996 and 1995
           and January 31, 1996                                4

        Statements of Cash Flows
           Nine months ended October 31, 1996
           and 1995                                            5

        Notes to Financial Statements                          6

    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations     7

PART II.  OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K                  8

                      NORDSTROM CREDIT, INC.
                      STATEMENTS OF EARNINGS
                      (dollars in thousands)
                           (unaudited)

                                 Three Months         Nine Months
                               Ended October 31,   Ended October 31,
                              ------------------  ------------------
                                1996      1995      1996      1995
                              --------  --------  --------  --------
Service charge income          $28,510   $32,716  $ 99,447   $87,374
Rental income from Nordstrom
  National Credit Bank             322       261       904       783
                              --------  --------  --------  --------
  Total revenue                 28,832    32,977   100,351    88,157

Expenses:
  Interest, net                  9,354    11,191    31,288    29,842
  Service fees paid to
    Nordstrom National
    Credit Bank                  6,609     6,906    21,870    22,212
  Bad debts                          -     2,695     7,520     6,864
  Other general and
    administrative                 387       353     1,169     1,059
                              --------  --------  --------  --------
Total expenses                  16,350    21,145    61,847    59,977
                              --------  --------  --------  --------
Earnings before income
  taxes and extraordinary
  item                          12,482    11,832    38,504    28,180
Income taxes                     4,300     4,310    13,900    10,200
                              --------  --------  --------  --------
Earnings before
  extraordinary item             8,182     7,522    24,604    17,980
Extraordinary charge related
  to the early extinguishment
  of debt, net of income
  taxes of $900                      -         -     1,452         -
                               -------   -------   -------   -------
Net earnings                   $ 8,182   $ 7,522  $ 23,152   $17,980
                              ========  ========  ========  ========
Ratio of earnings
  available for fixed
  charges to fixed charges        2.33      2.06      2.14      1.94
                              ========  ========  ========  ========

These statements should be read in conjunction with the Notes to Financial Statements contained herein and in the Nordstrom Credit, Inc. Annual Report on Form 10-K for the year ended January 31, 1996.


                      NORDSTROM CREDIT, INC.
                          BALANCE SHEETS
                       (dollars in thousands)
                            (unaudited)

                            October 31,  January 31,  October 31,
                               1996         1996         1995
                            -----------  -----------  -----------
ASSETS
------
Cash and cash equivalents     $    639     $     91     $      2

Customer accounts receivable
  net of holdback allowance
  of $22,075, $29,393 and
  $22,595                      659,920      874,858      802,997

Other accounts receivable        2,668        7,217          947

Property and equipment, net      5,155        5,396        5,480

Other assets                     1,611        2,122        2,243
                            ----------   ----------   ----------
                              $669,993     $889,684     $811,669
                            ==========   ==========   ==========

LIABILITIES AND INVESTMENT OF NORDSTROM, INC.
---------------------------------------------
Commercial paper              $ 95,890     $182,501     $183,057

Notes payable to bank           50,000       50,000       50,000

Notes payable to
  Nordstrom, Inc.               14,000       86,000        8,000

Accrued interest, taxes
  and other                      9,292        9,424       13,358

Long-term debt                 335,000      369,100      369,100
                            ----------   ----------   ----------
  Total liabilities            504,182      697,025      623,515

Investment of
  Nordstrom, Inc.              165,811      192,659      188,154
                            ----------   ----------   ----------
                              $669,993     $889,684     $811,669
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

                      NORDSTROM CREDIT, INC.
                     STATEMENTS OF CASH FLOWS
                      (dollars in thousands)
                          (unaudited)

                                                  Nine Months
                                               Ended October 31,
                                              ------------------
                                                1996      1995
                                              --------  --------
OPERATING ACTIVITIES:
  Earnings before extraordinary item          $ 24,604  $ 17,980
  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
    Extraordinary charge related to early
      extinguishment of debt, net of
      income taxes of $900                      (1,452)        -
    Depreciation and amortization                  995       563
    Change in:
      Other accounts receivable                  4,549     3,860
      Accrued interest, taxes and other           (132)    2,395
                                              --------  --------
Net cash provided by operating activities       28,564    24,798
                                              --------  --------

INVESTING ACTIVITIES:
  Decrease (increase) in investment in
    customer accounts receivable, net           12,050  (146,733)
  Additions to property and equipment, net          (2)      (33)
                                              --------  --------
Net cash provided by (used in)
  investing activities                          12,048  (146,766)
                                              --------  --------

FINANCING ACTIVITIES:
  Sale of customer accounts
    receivable to Nordstrom, Inc.              202,888         -
 (Decrease) increase in commercial paper       (86,611)  145,669
  Decrease in notes payable to
    Nordstrom, Inc.                            (72,000) (140,000)
  Proceeds from issuance of long-term
    debt                                        57,759   140,861
  Principal payments on long-term debt         (92,100)  (25,000)
  Cash dividend paid to Nordstrom, Inc.        (50,000)        -
                                              --------  --------
Net cash (used in) provided by
  financing activities                         (40,064)  121,530
                                              --------  --------

Net increase (decrease) in cash and
  cash equivalents                                 548      (438)
Cash and cash equivalents
  at beginning of period                            91       440
                                              --------  --------
Cash and cash equivalents at end of period    $    639  $      2
                                              ========  ========

These statements should be read in conjunction with the Notes to Financial Statements contained herein and in the Nordstrom Credit, Inc. Annual Report on Form 10-K for the year ended January 31, 1996.

                             page 5 of 8

                         NORDSTROM CREDIT, INC.
                     NOTES TO FINANCIAL STATEMENTS
                              (unaudited)

Note 1:

The balance sheets of Nordstrom Credit, Inc. (the "Company") as of October 31, 1996 and 1995, and the related statements of earnings and cash flows for the periods then ended, have been prepared from the accounts without audit.

The financial information is applicable to interim periods and is not necessarily indicative of the results to be expected for the year ending January 31, 1997.

It is not considered necessary to include detailed footnote information as of October 31, 1996 and 1995. The financial statements should be read in conjunction with the Notes to Financial Statements contained in the Nordstrom Credit, Inc. Annual Report on Form 10-K for the year ended January 31, 1996.

In the opinion of management, the financial information includes all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position of Nordstrom Credit, Inc. as of October 31, 1996 and 1995, and the results of its operations and cash flows for the periods then ended, in accordance with generally accepted accounting principles applied on a consistent basis.

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

Note 3:

On August 15, 1996, the Company sold substantially all of its outstanding VISA receivables (approximately $203,000) to Nordstrom, Inc. ("Nordstrom") in connection with a securitization of the receivables. Nordstrom then sold the receivables to Nordstrom National Credit Bank ("the Bank"), which transferred the receivables to the Nordstrom Credit Card Master Trust ("the Trust") in return for certificates representing undivided interests in the Trust. A Class A certificate with a market value of $186,600 was sold to a third party, and a Class B certificate was purchased by the Company at an approximate market value of $9,000. The Class B certificate has a stated principal amount of $9,900, bears interest at 6.5%, and is subordinated to the Class A certificate. The Company also purchased from the Bank a portion of its investment in the Trust (the "Seller's Interest") at an approximate market value of $4,100. The Bank retains the remaining Seller's Interest, and will continue to service all of the receivables on behalf of the Trust.

As a result of the securitization of the receivables, the VISA Operating Agreement dated May 1, 1994 between the Company and the Bank has been terminated, and the Company no longer purchases and finances VISA receivables generated through the use of the Bank's VISA card, except to the extent of its investment in the Class B certificate and the Seller's Interest. The Bank securitizes all new VISA receivables through the Trust, and may from time to time sell to the Company additional portions of the Seller's Interest, depending on its cash flow needs. The Company's investment in the Class B certificate and the Seller's Interest totals approximately $16,000 at October 31, 1996, and is included in customer accounts receivable.

Pursuant to the terms of operative documents of the Trust, in certain events the Company may be required to fund certain amounts pursuant to a recourse obligation for credit losses. Based on current cash flow projections, the Company does not believe any additional funding will be required.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Service charge income increased for the nine month period when compared to the same period in 1995, primarily due to a larger volume of receivables outstanding. Service charge income decreased for the quarter when compared to the same period in 1995, primarily due the securitization of the VISA receivables which is described in Note 3 to the financial statements, under
Part 1, Item 1.

Interest expense decreased for the quarter when compared to the same period in 1995, due primarily to lower levels of debt outstanding.

Bad debt expense decreased for the quarter when compared to the same period in 1995, due to the securitization of the VISA receivables.

                    PART II - OTHER INFORMATION
                    ---------------------------

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits
         --------
 (10.1)  Agreement to terminate the Operating Agreement for VISA
         Accounts and Receivables dated May 1, 1994 between
         Registrant and Nordstrom National Credit Bank, dated
         August 14, 1996.

 (10.2) Amendment to the Credit Agreement dated June 23, 1995 between Registrant and a group of commercial banks, dated June 30, 1996.

 (10.3) Series 1996-A Supplement to Master Pooling and Servicing Agreement dated August 14, 1996 between Nordstrom National Credit Bank, Nordstrom Credit, Inc. and Norwest Bank Colorado, National Association is filed in paper format under Form SE.

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

Date:  December 12, 1996
     ___________________

                               EXHIBIT INDEX

           EXHIBIT                                     METHOD OF FILING
---------------------------------               ------------------------------
10.1  Termination Agreement dated               Filed herewith electronically.
       August 14, 1996 between
       Registrant and Nordstrom
       National Credit Bank.

10.2  Amendment to the Credit Agree-            Filed herewith electronically.
       ment dated June 23, 1995
       between Registrant and a group
       of commercial banks, dated
       June 30, 1996.

10.3  Series 1996-A Supplement to Master     P  Filed in paper format under
       Pooling and Servicing Agreement          Form SE.

27.1  Financial Data Schedule                   Filed herewith electronically.
