Form 10-Q/A
period 1996-10-31
NORDSTROM CREDIT INC
filed 1997-01-06
CIK 757439

Amendment to 10Q

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

The purpose of this amendment is to submit the exhibit electronically.

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

10.3  Series 1996-A Supplement to Master        Filed herewith electronically.
       Pooling and Servicing Agreement

27.1  Financial Data Schedule                   Filed herewith electronically.
