Form 10-K
period 1997-01-31
NORDSTROM CREDIT INC
filed 1997-04-02
CIK 757439

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended January 31, 1997
                                              __________________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

On April 2, 1997 Registrant had 10,000 shares of Common stock ($.50 par value) outstanding; all such shares are owned by Registrant's parent, Nordstrom, Inc.

The Registrant meets the conditions set forth in General Instruction J(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

                                   1 of 19

                                 PART I
Item 1.  Business.
------------------

The information required under this item is included in Note 1 to the Financial Statements on page 14 of this report, which is incorporated herein by reference.

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


                                 PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
-------------------------------------------------------------------------------

The class of securities registered is the Company's Common Stock, $.50 par value per share. There are 100,000 shares of authorized Common Stock, of which 10,000 shares were issued and outstanding as of March 31, 1997. The Company's common stock is owned entirely by Nordstrom, Inc ("Nordstrom"). The stock has not been traded and, accordingly, no market value has been established. A dividend of $50,000,000 was paid on August 30, 1996 to the holder of record of common stock at the close of business on August 15, 1996. In addition, a dividend of $50,000,000 was declared on January 30, 1997, payable on February 3, 1997 to the holder of record of common stock at the close of business on January 31, 1997.

Item 6.  Selected Financial Data.
---------------------------------

Not required under reduced disclosure format.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
-------------------------------------------------------------------------

Service charge income increased in 1996 primarily due to a larger volume of Nordstrom credit card receivables outstanding during the year. This increase was partially offset by a reduction in revenues from the Company's VISA card program as a result of the securitization of these receivables in the third quarter, which is described in Note 1 and Note 5 to the financial statements.

Bad debt expense and VISA service fees paid to Nordstrom National Credit Bank decreased in 1996 due to the securitization of the VISA receivables.

                                   2 of 19

On August 30, 1996, a dividend of $50,000,000 was paid to Nordstrom and on January 30, 1997 a dividend of $50,000,000 was declared payable to Nordstrom on February 3, 1997.

As a net result of the securitization of the VISA receivables and the dividend payments to Nordstrom, the Company expects service charge income, interest expense, service fees paid to Nordstrom National Credit Bank, bad debt expense, and net earnings to decrease in the future. The Company anticipates that the effect of these decreases will be a slight reduction in the ratio of earnings available for fixed charges to fixed charges.

The Company anticipates filing a shelf registration statement to register up to $250 million in debt securities in the first quarter of 1997.

Certain other information required under this item is included in Note 1 and
Note 5 to the Financial Statements on pages 14 and 15 respectively, of this report, which are incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.
----------------------------------------------------

     A)  Financial Statements and Supplementary Data

         The financial statements listed in the Index to Financial Statements and Schedule on page 8 of this Report are incorporated herein by reference.

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

                                    3 of 19

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

(a)2.    Financial Statement Schedules
         -----------------------------
         The financial statement schedule listed in the Index to Financial Statements and Schedule on page 8 of this Report is incorporated herein by reference.

(a)3.    Exhibits
         --------
  (3.1) Articles of Incorporation of the Registrant are hereby incorporated by reference from the Registrant's Form 10-K for the year ended January 31, 1991, Exhibit 3.1.

  (3.2) By-laws of the Registrant are hereby incorporated by reference from the Registrant's Form 10-K for the year ended January 31, 1991,
         Exhibit 3.2.

  (3.3) Amendment to the Bylaws of the Registrant dated December 19, 1995, are hereby incorporated by reference from the Registrant's Form 10-K for the year ended January 31, 1996, Exhibit 3.3



  (4.1) Indenture between Registrant and Norwest Bank Colorado, N.A., as successor trustee, dated November 15, 1984, the First
         Supplement thereto dated January 15, 1988, the Second Supplement thereto dated June 1, 1989, and the Third Supplement thereto dated October 19, 1990 are hereby incorporated by reference from Registration No. 33-3765, Exhibit 4.2; Registration No. 33-19743,
         Exhibit 4.2; Registration No. 33-29193, Exhibit 4.3; and Registrant's Annual Report on Form 10-K for the year ended January 31, 1991,
         Exhibit 4.2, respectively.

  (4.2) Trustee Resignation of Wells Fargo Bank (Colorado), N.A., (as success-or to First Interstate Bank of Denver, N.A.), dated March 20, 1997 is filed herein as an Exhibit.

  (4.3) Trustee Acceptance of Norwest Bank Colorado, N.A., dated March 20, 1997 is filed herein as an Exhibit.

                                    4 of 19

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

 (10.4) Credit Agreement dated June 23, 1995 between Registrant and a group of commercial banks is hereby incorporated by reference from the Regis-trant's Form 10-Q for the quarter ended July 31,1995, Exhibit 10.1.

 (10.5) Loan Agreement dated November 24, 1992 between Registrant and Nord-strom, Inc. is hereby incorporated by reference from the Registrant's Form 10-K for the year ended January 31, 1993, Exhibit 10.6.

 (10.6) Loan Agreement dated June 10, 1985, as amended May 19, 1994, between Registrant and Morgan Guaranty Trust Company of New York is hereby incorporated by reference from the Registrant's Form 10-K for the year ended January 31, 1995, Exhibit 10.10.

 (10.7) Amendment to the Credit Agreement dated June 23, 1995 between Registrant and a group of commercial banks, dated June 30, 1996 is hereby incorporated by reference from the Registrant's Form 10-Q for the quarter ended October 31, 1996, Exhibit 10.2.

 (10.8) Series 1996-A Supplement to Master Pooling and Servicing Agreement dated August 14, 1996 between Registrant, Nordstrom National Credit Bank, and Norwest Bank Colorado, N.A.,as trustee, is incorporated by reference from the Registrant's Form 10-Q for the quarter ended October 31, 1996, Exhibit 10.3.

 (10.9) Agreement to terminate the Operating Agreement for VISA Accounts and Receivables dated May 1, 1994 between Registrant and Nordstrom National Credit Bank, dated August 14, 1996 is hereby incorporated by reference from the Registrant's Form 10-Q for the quarter ended October 31, 1996, Exhibit 10.1.

 (10.10) Receivables Purchase Agreement dated August 14, 1996 between
         Registrant and Nordstrom, Inc. is filed herein as an Exhibit.

 (10.11) Participation Agreement dated August 14, 1996 between Registrant and
         Nordstrom National Credit Bank is filed herein as an Exhibit.

 (12.1) Computation of Ratio of Earnings Available for Fixed Charges to Fixed Charges is filed herein as an Exhibit.

 (27.1)  Financial Data Schedule is filed herein as an Exhibit.
                                    5 of 19

All other exhibits are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

(b)      Reports on Form 8-K
         -------------------
         No reports on Form 8-K were filed during the last quarter of the period for which this report is filed.

                                    6 of 19

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 NORDSTROM CREDIT, INC.
                                 (Registrant)

Date   April 2, 1997            by /s/                      John A. Goesling
     __________________          ____________________________________________
                                                             John A. Goesling
                                       Executive Vice President and Treasurer
                                 (Principal Accounting and Financial Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Regis-trant and in the capacities and on the date indicated.


/s/                  John A. Goesling    /s/                  John J. Whitacre
_____________________________________    _____________________________________
                     John A. Goesling                         John J. Whitacre
   Director, Executive Vice President                                 Director
                        and Treasurer
  (Principal Accounting and Financial
                             Officer)

/s/                 John C. Walgamott
_____________________________________
                    John C. Walgamott
               Director and President
        (Principal Executive Officer)




Date   April 2, 1997
    ______________________
















                                    7 of 19

                             NORDSTROM CREDIT, INC.
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                       Page
                                                                      Number
                                                                      ------
Independent Auditors' Report                                             9

Statements of Earnings                                                  10

Balance Sheets                                                          11

Statements of Investment of Nordstrom, Inc.                             12

Statements of Cash Flows                                                13

Notes to Financial Statements                                           14

Additional financial information required to be furnished -

      Financial Statement Schedule:

      II - Valuation and Qualifying Accounts                            19

All other schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the financial statements or notes thereto.


























                                    8 of 19

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Nordstrom Credit, Inc.
Englewood, Colorado

We have audited the accompanying balance sheets of Nordstrom Credit, Inc. as of January 31, 1997 and 1996, and the related statements of earnings, investment of Nordstrom, Inc. and cash flows for each of the three years in the period ended January 31, 1997. Our audits also included the financial statement schedule listed in Item 14(a)2. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant esti-mates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Nordstrom Credit, Inc. as of January 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




Deloitte & Touche LLP
Seattle, Washington
March 7, 1997

















                                    9 of 19

                             NORDSTROM CREDIT, INC.
                            STATEMENTS OF EARNINGS
                            (Dollars in thousands)

Year Ended January 31,                         1997        1996        1995
----------------------                      -------     -------     -------
Revenue:
     Service charge income                 $128,240    $122,973     $92,592
     Rental income from Nordstrom
       National Credit Bank                   1,225       1,044       1,044
                                            -------     -------     -------
  Total revenue                             129,465     124,017      93,636

Expenses:
     Interest, net                           40,649      42,157      31,074
     Service fees paid to Nordstrom
       National Credit Bank                  30,381      32,558      28,056
     Bad debts                                7,520      12,752         940
     Other general and administrative         1,539       1,464       1,521
                                            -------     -------     -------
  Total expenses                             80,089      88,931      61,591
                                            -------     -------     -------
Earnings before income taxes and
  extraordinary item                         49,376      35,086      32,045
Income taxes                                 17,800      12,600      11,600
                                            -------     -------     -------
Earnings before
  extraordinary item                         31,576      22,486      20,445
Extraordinary charge related to the
  early extinguishment of debt, net
  of income taxes of $900                     1,452           -           -
                                             ------     -------      ------

Net earnings                               $ 30,124    $ 22,486     $20,445
                                            =======     =======     =======

Ratio of earnings available for
  fixed charges to fixed charges               2.14        1.83        2.03
                                            =======     =======     =======











The accompanying Notes to Financial Statements are an integral part of these statements.

                                   10 of 19

                            NORDSTROM CREDIT, INC.
                               BALANCE SHEETS
                            (Dollars in thousands)

January 31,                                              1997          1996
-----------                                          --------      --------
ASSETS
------
Cash and cash equivalents                            $    105      $     91

Customer accounts receivable, net                     689,550       874,858

Other receivables                                      13,874         7,217

Property and equipment, net                             5,071         5,396

Other assets                                            1,506         2,122
                                                     --------      --------
                                                     $710,106      $889,684
                                                     ========      ========


LIABILITIES AND INVESTMENT OF NORDSTROM, INC.
---------------------------------------------
Notes payable to Nordstrom, Inc.                     $ 54,000      $ 86,000

Notes payable to bank                                  50,000        50,000

Commercial paper                                      113,770       182,501

Accrued interest, taxes and other                       8,553         9,424

Dividend payable to Nordstrom, Inc.                    50,000             -

Long-term debt                                        311,000       369,100
                                                     --------      --------
     Total liabilities                                587,323       697,025

Investment of Nordstrom, Inc.                         122,783       192,659
                                                     --------      --------
                                                     $710,106      $889,684
                                                     ========      ========








The accompanying Notes to Financial Statements are an integral part of these statements.

                                    11 of 19

                              NORDSTROM CREDIT, INC.
                     STATEMENTS OF INVESTMENT OF NORDSTROM, INC.
                   (Dollars in thousands except per share amount)

                      Common Stock, $.50 par value,
                        100,000 shares authorized
                        -------------------------   Retained
                           Shares      Amount       Earnings       Total
                           ------      ------       --------       -----
Balance at
     February  1, 1994     10,000     $55,058       $ 94,670    $149,728

Net earnings                    -           -         20,445      20,445
                           ------     -------        -------    --------

Balance at
     January 31, 1995      10,000      55,058        115,115     170,173

Net earnings                    -           -         22,486      22,486
                           ------     -------        -------    --------

Balance at
     January 31, 1996      10,000      55,058        137,601     192,659

Net earnings                    -           -         30,124      30,124

Dividends declared
     ($10,000 per share)                            (100,000)   (100,000)
                           ------     -------        -------    --------

Balance at
     January 31, 1997      10,000     $55,058       $ 67,725    $122,783
                           ======     =======       ========    ========

















The accompanying Notes to Financial Statements are an integral part of these statements.

                                   12 of 19

                            NORDSTROM CREDIT, INC.
                           STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

Year Ended January 31,                            1997      1996      1995
----------------------                         -------   -------   -------
OPERATING ACTIVITIES:
  Earnings before extraordinary item          $ 31,576  $ 22,486  $ 20,445
  Adjustments to reconcile net earnings
    to net cash provided by
    operating activities:
    Extraordinary charge related to the
      early extinguishment of debt, net of
      income taxes of $900                      (1,452)        -         -
    Depreciation and amortization                1,212       772       924
    Change in:
      Other receivables                         (6,657)   (2,410)     (830)
      Accrued interest, taxes and other           (871)   (1,539)    1,298
                                               -------   -------   -------

Net cash provided by operating activities       23,808    19,309    21,837
                                               -------   -------   -------

INVESTING ACTIVITIES:
  Increase in investment in
    customer accounts receivable, net          (17,580) (218,595)  (91,768)
  Sale of customer accounts
    receivable to Nordstrom, Inc.              202,888         -         -
  Additions to property and equipment, net           -       (35)      (30)
                                               -------   -------   -------

Net cash provided by (used in)
  investing activities                         185,308  (218,630)  (91,798)
                                               -------   -------   -------

FINANCING ACTIVITIES:
 (Decrease) increase in notes payable
    to Nordstrom, Inc.                         (32,000)  (62,000)   35,500
  Increase in notes payable to bank                  -         -    25,000
 (Decrease) increase in commercial paper       (68,731)  145,113    22,051
  Proceeds from issuance of
    long-term debt                              57,729   140,859    49,656
  Principal payments on long-term debt        (116,100)  (25,000)  (63,500)
  Cash dividends paid to Nordstrom, Inc.       (50,000)        -         -
                                               -------   -------   -------

Net cash (used in) provided by
  financing activities                        (209,102)  198,972    68,707
                                               -------   -------   -------

Net increase (decrease) in cash and
  cash equivalents                                  14      (349)   (1,254)

Cash and cash equivalents at beginning
  of year                                           91       440     1,694
                                               -------   -------   -------

Cash and cash equivalents at end of year      $    105   $    91   $   440
                                              ========   =======   =======

The accompanying Notes to Financial Statements are an integral part of these statements.

                                    13 of 19

                            NORDSTROM CREDIT, INC.
                        NOTES TO FINANCIAL STATEMENTS
                           (Dollars in thousands)

NOTE 1 - DESCRIPTION OF BUSINESS

Nordstrom Credit, Inc. (the "Company"), a wholly-owned subsidiary of Nordstrom, Inc. ("Nordstrom") was incorporated in the State of Washington in 1982 and reincorporated in the State of Colorado in 1990. The primary business of the Company is to finance customer accounts receivable generated under revolving charge accounts through sales of merchandise in Nordstrom stores ("Accounts") and until August 15, 1996, through purchases by customers using the Nordstrom National Credit Bank (the "Bank") VISA cards ("VISA Accounts"). The Accounts and the VISA Accounts are originated through the use of credit cards issued by the Bank, a national banking association organized as a wholly-owned subsidiary of Nordstrom, effective August 30, 1991.

The Company and the Bank are parties to an Operating Agreement dated August 30, 1991 (the "Operating Agreement") pursuant to which the Company purchases Accounts from the Bank for a price equal to the amount of Accounts originated less an allowance for amounts to be written off (the "holdback allowance"). Under the terms of the Operating Agreement, the Bank performs the servicing functions for the Accounts and the Company pays the Bank a servicing fee based on the amount of such Accounts originated. The servicing fee rate averaged 1.59% in 1994, 1.66% in 1995 and 1.83% in 1996, and is currently 2%.

Prior to August 15, 1996, the Company and the Bank were also parties to an Operating Agreement for VISA Accounts and Receivables dated May 1, 1994 (the "VISA Operating Agreement"), under which the Company purchased VISA Accounts from the Bank under the same terms and conditions as the Operating Agreement except for the allowance for the amounts to be written off. Amounts written off were charged to the Company, except amounts written off with respect to sales occurring at Nordstrom stores, which were indemnified by Nordstrom. Pursuant to the terms of the VISA Operating Agreement, the Bank performed the servicing functions for the VISA Accounts and the Company paid the Bank a servicing fee which was determined on the same basis as the servicing fee for the Accounts.

As described more fully in Note 5, on August 15, 1996, the Company sold substan-tially all of its outstanding VISA receivables to Nordstrom in connection with a securitization of the receivables. As a result of this transaction, the VISA Operating Agreement was terminated. The Company no longer purchases and finances receivables generated through the use of the Bank's VISA card, and the Bank securitizes all new VISA receivables through a trust.

The Company and Nordstrom are parties to an Investment Agreement dated October 8, 1984 (the "Investment Agreement") which, among other things, governs owner-ship of Company stock and the financial relationships between Nordstrom and the Company. The Investment Agreement requires that Nordstrom maintain the Company's ratio of earnings available for fixed charges to fixed charges at not less than 1.25:1 and further requires that Nordstrom retain ownership of all the outstanding shares of stock of the Company. This agreement does not, however, represent a guarantee by Nordstrom of the payment of any obligation of the Company.

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses in the accompanying financial statements. Actual results could differ from those estimates.

                                    14 of 19

NOTE 2 - RENTAL INCOME

The Company owns an office building in Englewood, Colorado, and leases space in the building to the Bank under a month-to-month agreement. Monthly rent was $87 in 1994 and 1995, and increased to $107 per month in May, 1996.

NOTE 3 - INTEREST EXPENSE

The components of net interest expense are as follows:

Year ended January 31,                    1997        1996        1995
----------------------                 -------     -------     -------
Notes payable to Nordstrom, Inc.       $ 2,115     $ 4,273     $ 2,940
Notes payable to bank                    2,705       2,942       1,766
Commercial paper                         9,998       7,242       3,320
Long-term debt                          25,884      27,788      23,161
                                       -------     -------     -------
Total interest expense                  40,702      42,245      31,187
Less:  Interest income                     (53)        (88)       (113)
                                       -------     -------     -------
Interest, net                          $40,649     $42,157     $31,074
                                       =======     =======     =======

NOTE 4 - INCOME TAXES

The Company files consolidated income tax returns with Nordstrom. Income taxes have been provided on a separate return basis, and the difference between the effective tax rate and the statutory Federal income tax rate is due to the provision for state and local income taxes. At January 31, 1997 and 1996, amounts due to Nordstrom for income taxes totaled $1,900 and $1,200. The Company has no significant deferred taxes.

NOTE 5 -CUSTOMER ACCOUNTS RECEIVABLE

Customer accounts receivable, net, consists of the following:

January 31,                            1997                   1996
-----------                          --------               --------
Accounts                             $687,605               $690,756
VISA Accounts                               -                213,495
Master Trust Certificates              28,738                      -
                                     --------               --------
                                      716,343                904,251
Holdback allowance                    (26,793)               (29,393)
                                     --------               --------

Customer accounts receivable, net    $689,550               $874,858
                                     ========               ========

The Company has no credit risk with respect to the Accounts, as Nordstrom bears the risk of credit loss with respect to these Accounts.





                                    15 of 19

On August 15, 1996, the Company sold substantially all of its outstanding VISA receivables to Nordstrom in connection with a securitization of the receivables. Nordstrom then sold the receivables to the Bank, which transferred the receiv-ables to the Nordstrom Credit Card Master Trust (the "Trust") in return for certificates representing undivided interests in the Trust. A Class A certi-ficate with a market value of $186,600 was sold to a third party, and a Class B certificate was purchased by the Company at an approximate market value of $9,000. The Class B certificate has a stated principal amount of $9,900, bears interest at 6.5%, and is subordinated to the Class A certificate. The Company also purchased from the Bank a portion of its investment in the Trust (the "Seller's Interest") at an approximate market value of $4,100. The Bank retains the remaining Seller's Interest, and will continue to service all of the receivables on behalf of the Trust.

As a result of the securitization of the receivables, the Company no longer purchases and finances VISA receivables generated through the use of the Bank's VISA card, except to the extent of its investment in the Class B certificate and the Seller's Interest. The Bank securitizes all new VISA receivables through the Trust, and from time to time sells to the Company additional portions of the Seller's Interest, depending on its cash flow needs. The Company's investment in the Class B certificate and the Seller's Interest
(the "Master Trust Certificates") is included in customer accounts receivable.

Pursuant to the terms of operative documents of the Trust, in certain events the Company may be required to fund certain amounts pursuant to a recourse obligation for credit losses. Based on current cash flow projections, the Company does not believe any additional funding will be required.

NOTE 6 - OTHER RECEIVABLES

Other receivables consists of amounts due from the Bank for net activity in Accounts, less service fees due the Bank. These amounts are settled on a second business day basis. At January 31, 1997, the amount also includes funds advanced to the Bank totaling $8,684, and bearing interest at 5.4%, which were repaid on February 5, 1997.

NOTE 7 - NOTES PAYABLE AND COMMERCIAL PAPER

The notes payable to bank represents amounts borrowed from a commercial bank as fiduciary under a master note agreement which provides for borrowings up to $50,000. Borrowings under the Agreement bear interest at floating rates based on a published short-term interest rate composite index (5.3% and 5.4% at January 31, 1997 and 1996) and mature up to six months from the date of borrowing or on demand.

The notes payable to Nordstrom, Inc. represents amounts borrowed from Nordstrom under an Agreement dated November 24, 1992 which provides for borrowings from time to time, depending on seasonal cash flow requirements. Borrowings under the Agreement bear interest at floating rates based on a published short-term interest rate composite index (5.3% and 5.4% at January 31, 1997 and 1996) and mature up to six months from the date of borrowing or on demand.







                                    16 of 19

Commercial paper outstanding at January 31, 1997 bears interest at 5.3% to 5.5%, and matures from February 3, 1997 to March 31, 1997.

A summary of notes payable and commercial paper is as follows:

Year ended January 31,                     1997         1996         1995
----------------------                 --------     --------     --------
Average daily borrowings
  outstanding:
  Nordstrom                           $ 39,090      $ 72,843     $ 60,651
  Other                                234,191       172,178      104,722
Maximum amount outstanding:
  Nordstrom                            173,000       191,500      204,000
  Other                                338,597       303,072      209,605
Weighted average interest rate:
  During the year:
  Nordstrom                             5.4%          5.9%         4.8%
  Other                                 5.4%          5.9%         4.9%
  At year-end:
  Nordstrom                             5.3%          5.4%         6.0%
  Other                                 5.3%          5.5%         6.0%

The Company has a $300,000 unsecured line of credit with a group of commercial banks which is available as liquidity support for notes payable to bank and commercial paper issued by the Company, and expires June 30, 2001. Under the terms of the line of credit agreement, the Company must, among other things, comply with the terms of the Investment Agreement between the Company and Nordstrom and the Operating Agreement between the Company and the Bank, and maintain a ratio of total debt to tangible net worth no greater than 7 to 1. Amounts due to Nordstrom, the Bank and other affiliates are subordinated to borrowings under the line of credit agreement. The Company pays commitment fees for the line in lieu of compensating balance requirements.

The carrying amount of the notes payable and commercial paper approximates fair value because of the short maturity of these instruments.

NOTE 8 - LONG-TERM DEBT

Long-term debt consists of the following:

January 31,                                         1997          1996
-----------                                     --------      --------
Medium-term notes, 6.875% - 9.6%,
    due 1997- 2001                              $211,000      $226,000
Notes payable, 6.7%, due 2005                    100,000       100,000
Sinking fund debentures, 9.375%,
    due 2016                                           -        43,100
                                                --------      --------
Total long-term debt                            $311,000      $369,100
                                                ========      ========


                                    17 of 19

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

Aggregate principal payments on long-term debt for the next five fiscal
years are as follows:   1997 - $50,000, 1998 - $50,000, 1999 - $58,000,
2000 - $42,000, and 2001 - $11,000.

The fair value of long-term debt at January 31, 1997 and 1996, estimated using quoted market prices of the same or similar issues with the same remaining maturity, was approximately $317,000 and $403,000.

NOTE 9 - SUPPLEMENTARY CASH FLOW INFORMATION

For purposes of the Statements of Cash Flows, the Company considers all short-term investments with a maturity at date of purchase of three months or less to be cash equivalents. The carrying amount approximates fair value because of the short maturity of these instruments.

Supplementary cash flow information is as follows:

Year Ended January 31,                            1997      1996      1995
----------------------                         -------   -------   -------

Cash paid during the year for:
    Interest                                   $43,721   $41,268   $30,005

    Income taxes paid to
      Nordstrom, Inc.                           16,200    12,900    11,692

On January 30, 1997, the Company declared a dividend payable to Nordstrom, Inc. of $50,000 which was paid on February 3, 1997.


















                                   18 of 19

                             NORDSTROM CREDIT, INC.
                         SCHEDULE II - VALUATION AND
                              QUALIFYING ACCOUNTS

                         (Dollars in thousands)

Column A          Column B       Column C                 Column D        Column E
                                 Additions               Deductions
-----------      ----------  --------------------    --------------------  -------

                                                          Account
                     Balance   Charged to Charged         write-offs       Balance
                    beginning  costs and  to other        net of           end of
Description         of period  expenses   accounts        recoveries       period

-----------         --------- ---------   --------        ----------      -------
Holdback
 allowance -
 customer
 accounts
 receivable

Year ended
 January 31, 1995   $23,145   $   940     $19,279*        $20,406         $22,958

Year ended
 January 31, 1996   $22,958   $12,752     $26,837*        $33,154         $29,393

Year ended
 January 31, 1997   $29,393   $ 7,520     $43,832*        $53,952         $26,793


 * The Company purchases Accounts net of this amount which represents the allowance for uncollectible amounts. Bad debt expenses are reflected on the books of Nordstrom for Accounts and VISA Accounts generated through sales at Nordstrom stores.

















                                   19 of 19

                                 EXHIBIT INDEX



                EXHIBIT                                   METHOD OF FILING
------------------------------------------     -----------------------------------
 3.1  Articles of Incorporation                Incorporated by reference from the
                                               Registrant's Form 10-K for the year
                                               ended January 31, 1991, Exhibit 3.1.

 3.2  By-laws                                  Incorporated by reference
                                               from the Registrant's Form
                                               10-K for the year ended January
                                               31, 1991, Exhibit 3.2.

 3.3  Amendment to the By-laws dated           Incorporated by reference from
       December 19, 1995                       Registrant's Form 10-K for the year
                                               ended January 31, 1996, Exhibit 3.3.

 4.1  Indenture between Registrant and         Incorporated by reference from
       Norwest Bank Colorado, N.A.,            Registration No. 33-3765, Exhibit
       as successor trustee, dated             4.2; Registration No. 33-19743,
       November 15, 1984, the First Sup-       Exhibit 4.2; Registration No.
       plement thereto dated January 15,       33-29193, Exhibit 4.3; and
       1988, the Second Supplement thereto     Registrant's Annual Report on Form
       dated June 1, 1989, and the Third       10-K for the year ended January 31,
       Supplement thereto dated October        1991, Exhibit 4.2, respectively.
       19, 1990

 4.2  Trustee Resignation of Wells Fargo       Filed herewith electronically.
       Bank (Colorado), N.A., (as successor
       to First Interstate Bank of Denver,
       N.A.), dated March 20, 1997

 4.3  Trustee Acceptance of Norwest Bank       Filed herewith electronically.
       Colorado, N.A., dated March 20,
       1997

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
       Registrant and Nordstrom
       National Credit Bank

10.4  Credit Agreement dated June 23, 1995     Incorporated by reference from
       between Registrant and a group of       Registrant's Form 10-Q for the
       commercial banks                        quarter ended July 31, 1995,
                                               Exhibit 10.1.

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

10.7  Amendment to the Credit Agreement        Incorporated by reference from
       dated June 23, 1995 between Regis-      Registrant's Form 10-Q for the
       trant and a group of commercial         quarter ended October 31, 1996,
       banks, dated June 30, 1996              Exhibit 10.2.

10.8  Series 1996-A Supplement to Master       Incorporated by reference from
       Pooling and Servicing Agreement         Registrant's Form 10-Q for the
       dated August 14, 1996 between           quarter ended October 31, 1996,
       Registrant, Nordstrom National          Exhibit 10.3.
       Credit Bank and Norwest Bank
       Colorado, N.A., as trustee

10.9  Agreement to terminate the Oper-         Incorporated by reference from
       ating Agreement for VISA Accounts       Registrant's Form 10-Q for the
       and Receivables dated May 1, 1994       quarter ended October 31, 1996,
       between Registrant and Nordstrom        Exhibit 10.1.
       National Credit Bank, dated August
       14, 1996

10.10 Receivables Purchase Agreement dated     Filed herewith electronically.
       August 14, 1996 between Registrant
       and Nordstrom, Inc.

10.11 Participation Agreement dated August     Filed herewith electronically.
       14, 1996 between Registrant and
       Nordstrom National Credit Bank

12.1  Computation of Ratio of Earnings         Filed herewith electronically.
       Available for Fixed Charges to
       Fixed Charges

27.1  Financial Data Schedule                  Filed herewith electronically.

