Form 10-Q
period 1997-04-30
NORDSTROM CREDIT INC
filed 1997-06-06
CIK 757439

                  SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC 20549

                              FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended April 30, 1997

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

                       YES    X      NO
                            ____         ____

     On June 4, 1997 Registrant had 10,000 shares of Common stock ($.50 par value) outstanding; all such shares are owned by Registrant's parent, Nordstrom, Inc.

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

  Item 1.  Financial Statements (unaudited)

    Statements of Earnings
      Three months ended April 30, 1997
      and 1996                                                3

    Balance Sheets
      April 30, 1997 and 1996
      and January 31, 1997                                    4

    Statements of Cash Flows
      Three months ended April 30, 1997
      and 1996                                                5

    Notes to Financial Statements                             6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations      7

PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                   7



                      NORDSTROM CREDIT, INC.
                      STATEMENTS OF EARNINGS
                      (dollars in thousands)
                           (unaudited)

                                                   Three Months
                                                  Ended April 30,
                                               -------------------
                                                1997        1996
                                               -------     -------
Service charge income                          $27,821     $35,716
Rental income from Nordstrom
  National Credit Bank                             321         261
                                               -------     -------
Total Revenue                                   28,142      35,977

Expenses:
  Interest, net                                  8,753      10,812
  Service fees paid to Nordstrom
    National Credit Bank                         5,947       6,517
  Bad debts                                          -       3,271
  Other general and administrative                 335         372
                                               -------     -------
Total expenses                                  15,035      20,972
                                               -------     -------
Earnings before income taxes
  and extraordinary item                        13,107      15,005
Income taxes                                     4,800       5,500
                                               -------     -------
Earnings before extraordinary item               8,307       9,505
Extraordinary charge related to the
  early extinguishment of debt, net
  of income taxes of $900                            -       1,452
                                               -------     -------
Net earnings                                   $ 8,307     $ 8,053
                                               =======     =======
Ratio of earnings
  available for fixed
  charges to fixed charges                        2.50        2.13
                                               =======     =======

These statements should be read in conjunction with the Notes to Financial Statements contained herein and in the Nordstrom Credit, Inc. Annual Report on Form 10-K for the year ended January 31, 1997.


                      NORDSTROM CREDIT, INC.
                          BALANCE SHEETS
                          (in thousands)
                            (unaudited)

                            April 30,  January 31,  April 30,
                              1997        1997        1996
                           ----------- ----------- -----------
ASSETS
------
Cash and cash equivalents     $ 12,976    $    105    $    202

Customer accounts receivable
  net of holdback allowance
  of $24,369, $26,793 and
  $26,074                      633,255     689,550     844,932

Other accounts receivable          459      13,874       2,469

Property and equipment, net      4,991       5,071       5,316

Other assets                     1,901       1,506       3,919
                              --------  ----------   ---------
                              $653,582    $710,106    $856,838
                              ========  ==========   =========

LIABILITIES AND INVESTMENT OF NORDSTROM, INC.
--------------------------------------------
Notes payable to
  Nordstrom, Inc.             $      -    $ 54,000    $ 37,000

Note payable to bank            50,000      50,000      50,000

Commercial paper                59,040     113,770     228,423

Accrued interest, taxes
  and other                     10,102       8,553      14,703

Dividend payable to
  Nordstrom, Inc.                    -      50,000           -

Long-term debt                 403,350     311,000     326,000
                              --------  ----------   ---------
  Total liabilities            522,492     587,323     656,126

Investment of
  Nordstrom, Inc.              131,090     122,783     200,712
                              --------  ----------   ---------
                              $653,582    $710,106    $856,838
                              ========  ==========   =========

These statements should be read in conjunction with the Notes to Financial Statements contained herein and in the Nordstrom Credit, Inc. Annual Report on Form 10-K for the year ended January 31, 1997.

                           page 4 of 8

                      NORDSTROM CREDIT, INC.
                     STATEMENTS OF CASH FLOWS
                         (in thousands)
                          (unaudited)

                                                 Three Months
                                                Ended April 30,
                                              -----------------
                                                1997       1996
                                                ----       ----
OPERATING ACTIVITIES:

  Earnings before extraordinary item        $  8,307    $ 9,505
  Adjustments to reconcile earnings
    to net cash provided by
    operating activities:
    Extraordinary charge related to early
      extinguishment of debt, net of
      income taxes of $900                         -     (1,452)
    Depreciation and amortization                199        586
    Change in:
      Other accounts receivable               13,415      4,748
      Other assets                                 -     (2,303)
      Accrued interest, taxes and other        1,549      5,279
                                            --------    -------
Net cash provided by operating activities     23,470     16,363
                                            --------    -------
INVESTING ACTIVITIES:

  Decrease in investment in
    customer accounts receivable, net         56,295     29,926
                                            --------    -------
Net cash provided by investing activities     56,295     29,926
                                            --------     ------
FINANCING ACTIVITIES:

  Decrease in notes payable to
    Nordstrom, Inc.                          (54,000)   (49,000)
 (Decrease)/increase in commercial paper     (54,730)    45,922
  Proceeds from issuance of long-term
    debt, net                                 91,836          -
  Repayments of long-term debt                     -    (43,100)
  Cash dividend paid to Nordstrom, Inc.      (50,000)         -
                                            --------    -------
Net cash used in financing activities        (66,894)   (46,178)
                                            --------    -------
Net increase in cash and cash
  equivalents                                 12,871        111
Cash and cash equivalents
  at beginning of period                         105         91
                                            --------    -------
Cash and cash equivalents at end of period  $ 12,976    $   202
                                            ========    =======

These statements should be read in conjunction with the Notes to Financial Statements contained herein and in the Nordstrom Credit, Inc. Annual Report on Form 10-K for the year ended January 31, 1997.

                           page 5 of

                         NORDSTROM CREDIT, INC.
                     NOTES TO FINANCIAL STATEMENTS
                        (dollars in thousands)
                              (unaudited)

Note 1:

The balance sheets of Nordstrom Credit, Inc. (the "Company") as of April 30, 1997 and 1996, and the related statements of earnings and cash flows for the periods then ended, have been prepared from the accounts without audit.

The financial information is applicable to interim periods and is not necessarily indicative of the results to be expected for the year ending January 31, 1998.

It is not considered necessary to include detailed footnote information as of April 30, 1997 and 1996. The financial statements should be read in conjunction with the Notes to Financial Statements contained in the Nordstrom Credit, Inc. Annual Report on Form 10-K for the year ended January 31, 1997.

In the opinion of management, the financial information includes all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position of Nordstrom Credit, Inc. as of April 30, 1997 and 1996, and the results of its operations and cash flows for the periods then ended, in accordance with generally accepted accounting principles applied on a consistent basis.

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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Service charge income decreased for the quarter when compared to the same period in 1996 primarily due to a reduction in service charge income from the Company's VISA card program as a result of the securitization of these receivables in August 1996.

Interest expense for the quarter decreased when compared to the same period in the prior year due primarily to lower levels of debt outstanding during the quarter.

Bad debt expense and VISA service fees paid to Nordstrom National Credit Bank decreased for the quarter when compared to the same period in 1996 due to the securitization of the VISA receivables.

During the quarter, the Company filed a shelf registration statement on Form S-3 to register up to $250 million in debt securities, and issued $92.4 million in medium-term notes under the registration.

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

Date:    June 6, 1997
     ___________________

                            EXHIBIT INDEX


            EXHIBIT                               METHOD OF FILING
-----------------------------------        -----------------------------
27.1  Financial Data Schedule              Filed herewith electronically.
