Form 10-Q
period 1997-07-31
NORDSTROM CREDIT INC
filed 1997-09-09
CIK 757439

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                                FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended July 31, 1997


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


                       YES  X      NO
                          _____      _____

     On September 8, 1997 Registrant had 10,000 shares of Common stock ($.50 par value) outstanding; all such shares are owned by Registrant's parent, Nordstrom, Inc.

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

  Item 1.  Financial Statements (unaudited)

           Statements of Earnings
             Three and six months ended July 31, 1997
             and 1996                                                3

           Balance Sheets
             July 31, 1997 and 1996
             and January 31, 1997                                    4

           Statements of Cash Flows
             Six months ended July 31, 1997
             and 1996                                                5

           Notes to Financial Statements                             6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations             7

PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                          7



                            NORDSTROM CREDIT, INC.
                            STATEMENTS OF EARNINGS
                            (dollars in thousands)
                                (unaudited)

                                   Three Months           Six Months
                                   Ended July 31,       Ended July 31,
                                 ------------------  ------------------
                                   1997      1996       1997     1996
                                 --------  --------  --------  --------
Service charge income             $26,386   $35,221   $54,207   $70,937
Rental income from Nordstrom
  National Credit Bank                322       321       643       582
                                 --------  --------  --------  --------
Total revenue                      26,708    35,542    54,850    71,519

Expenses:
  Interest, net                     9,192    11,122    17,945    21,934
  Service fees paid to
    Nordstrom National
    Credit Bank                     8,478     8,744    14,425    15,261
  Bad debts                             -     4,249         -     7,520
  Other general and
    administrative                    435       410       770       782
                                 --------  --------  --------  --------
Total expenses                     18,105    24,525    33,140    45,497
                                 --------  --------  --------  --------
Earnings before income
  taxes and extraordinary
  item                              8,603    11,017    21,710    26,022
Income taxes                        3,200     4,100     8,000     9,600
                                 --------  --------  --------  --------
Earnings before
  extraordinary item                5,403     6,917    13,710    16,422
Extraordinary charge related
  to the early extinguishment
  of debt, net of income
  taxes of $900                         -         -         -     1,452
                                 --------  --------  --------  --------
Net earnings                      $ 5,403   $ 6,917   $13,710   $14,970
                                 ========  ========  ========  ========
Ratio of earnings
  available for fixed
  charges to fixed charges           1.93      1.99      2.21      2.06
                                 ========  ========  ========  ========

These statements should be read in conjunction with the Notes to Financial Statements contained herein and in the Nordstrom Credit, Inc. Annual Report on Form 10-K for the year ended January 31, 1997.


                      NORDSTROM CREDIT, INC.
                          BALANCE SHEETS
                      (dollars in thousands)
                           (unaudited)

                              July 31,   January 31,    July 31,
                                1997        1997          1996
                              --------   -----------    --------
ASSETS
- ------
Cash and cash equivalents     $    298      $    105    $    584

Customer accounts receivable
  net of holdback allowance
  of $26,234, $26,793 and
  $26,347                      690,542       689,550     917,181

Other accounts receivable            -        13,874         552

Property and equipment, net      4,920         5,071       5,234

Other assets                     1,822         1,506       2,856
                              --------   -----------    --------
                              $697,582      $710,106    $926,407
                              ========   ===========    ========

LIABILITIES AND INVESTMENT OF NORDSTROM, INC.
- ---------------------------------------------
Notes payable to
  Nordstrom, Inc.             $ 10,000      $ 54,000    $ 88,200

Note payable to bank            50,000        50,000      50,000

Commercial paper                86,260       113,770     245,918

Accrued interest, taxes
  and other                     11,479         8,553       8,660

Dividend payable to
  Nordstrom, Inc.                    -        50,000           -

Long-term debt                 403,350       311,000     326,000
                              --------   -----------    --------
  Total liabilities            561,089       587,323     718,778

Investment of
  Nordstrom, Inc.              136,493       122,783     207,629
                              --------   -----------    --------
                              $697,582      $710,106    $926,407
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

                      NORDSTROM CREDIT, INC.
                     STATEMENTS OF CASH FLOWS
                      (dollars in thousands)
                           (unaudited)

                                                     Six Months
                                                   Ended July 31,
                                              ----------------------
                                                1997           1996
                                              --------       --------
OPERATING ACTIVITIES:
  Earnings before extraordinary item          $ 13,710       $ 16,422
  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
    Extraordinary charge related to early
      extinguishment of debt, net of
      income taxes of $900                           -         (1,452)
    Depreciation and amortization                  433            785
    Change in:
      Other accounts receivable                 13,874          6,665
      Other assets                                   -         (1,357)
      Accrued interest, taxes and other          2,926           (764)
                                              --------       --------
Net cash provided by operating activities       30,943         20,299
                                              --------       --------
INVESTING ACTIVITIES:
  Increase in investment in
    customer accounts receivable, net             (992)       (42,323)
  Additions to property and
    equipment, net                                  (6)             -
                                              --------       --------
Net cash used in investing activities             (998)       (42,323)
                                              --------       --------
FINANCING ACTIVITIES:
 (Decrease) increase in notes payable
    to Nordstrom, Inc.                         (44,000)         2,200
 (Decrease) increase in commercial paper       (27,510)        63,417
  Proceeds from issuance of
    long-term debt, net                         91,758              -
  Principal payments on long-term debt               -        (43,100)
  Cash dividend paid to Nordstrom, Inc.        (50,000)             -
                                              --------       --------
Net cash (used in) provided by
  financing activities                         (29,752)        22,517
                                              --------        -------
Net increase in cash
  and cash equivalents                             193            493
Cash and cash equivalents
  at beginning of period                           105             91
                                              --------       --------
Cash and cash equivalents at end of period    $    298       $    584
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

                         NORDSTROM CREDIT, INC.
                     NOTES TO FINANCIAL STATEMENTS
                        (dollars in thousands)
                             (unaudited)

Note 1:

The balance sheets of Nordstrom Credit, Inc. as of July 31, 1997 and 1996, and the related statements of earnings and cash flows for the periods then ended, have been prepared from the accounts without audit.

The financial information is applicable to interim periods and is not necessarily indicative of the results to be expected for the year ending January 31, 1998.

It is not considered necessary to include detailed footnote information as of July 31, 1997 and 1996. The financial statements should be read in conjunction with the Notes to Financial Statements contained in the Nordstrom Credit, Inc. Annual Report on Form 10-K for the year ended January 31, 1997.

In the opinion of management, the financial information includes all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position of Nordstrom Credit, Inc. as of July 31, 1997 and 1996, and the results of its operations and cash flows for the periods then ended, in accordance with generally accepted accounting principles applied on a consistent basis.

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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Service charge income decreased for the quarter and the six month period when compared to the same periods in 1996, primarily due to a reduction in service charge income from the Company's VISA card program as a result of the securitization of these receivables in August 1996.

Interest expense decreased for the quarter and the six month period when compared to the same periods in 1996, due primarily to lower levels of short-term debt outstanding.

Service fees paid to Nordstrom National Credit Bank ("the Bank") decreased for the quarter and six month period compared to the same periods in 1996 due to the securitization of the VISA receivables. The decrease was partially offset by an increase in fees paid to the Bank for the Nordstrom Accounts due to an increase in the service fee rate from 1.65% to 2%, effective August 1996.

Bad debt expense decreased for the quarter and the six month period when compared to the same periods in 1996, due to the securitization of the VISA receivables.

During the first quarter of 1997, the Company filed a shelf registration statement on Form S-3 to register up to $250 million in debt securities, and issued $92.4 million in medium-term notes under the registration.

                    PART II - OTHER INFORMATION
                    ---------------------------

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits
         --------
         (10.1) Credit Agreement dated July 24, 1997 between Registrant and a group of commercial banks is filed herein as an Exhibit.

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


Date: September 9, 1997
- ------------------------

                              EXHIBIT INDEX


                EXHIBIT                                 METHOD OF FILING
- ---------------------------------------         ---------------------------
10.1  Credit Agreement dated July 24,           Filed herewith electronically.
       1997 between Registrant and a
       group of commercial banks

27.1  Financial Data Schedule                   Filed herewith electronically.
