Form 10-Q
period 1997-10-31
NORDSTROM CREDIT INC
filed 1997-12-09
CIK 757439

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______ to _________
                    Commission File Number 0-12994

                       Nordstrom Credit, Inc.
    ______________________________________________________
    (Exact name of Registrant as specified in its charter)

               Colorado                          91-1181301
    ______________________________             ________________
    (State or other jurisdiction of             (IRS Employer
    incorporation or organization)            Identification No.)

          13531 East Caley, Englewood, Colorado  80111
       ____________________________________________________
       (Address of principal executive offices)  (Zip code)

Registrant's telephone number, including area code:  (303)-397-4700


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                       YES    X      NO
                            ____         ____

     On December 8, 1997 Registrant had 10,000 shares of Common stock ($.50 par value) outstanding; all such shares are owned by Registrant's parent, Nordstrom, Inc.

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

    Item 1.  Financial Statements (Unaudited)

        Statements of Earnings
           Three and nine months ended October 31, 1997
           and 1996                                            3

        Balance Sheets
           October 31, 1997 and 1996
           and January 31, 1997                                4

        Statements of Cash Flows
           Nine months ended October 31, 1997
           and 1996                                            5

        Notes to Financial Statements                          6

    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations     7

PART II.  OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K                  7


                      NORDSTROM CREDIT, INC.
                      STATEMENTS OF EARNINGS
                      (dollars in thousands)
                           (unaudited)

                                 Three Months         Nine Months
                               Ended October 31,   Ended October 31,
                              ------------------  ------------------
                                1997      1996      1997      1996
                              --------  --------  --------  --------
Service charge income          $25,956   $28,510   $80,163  $ 99,447
Rental income from Nordstrom
  National Credit Bank             321       322       964       904
                              --------  --------  --------  --------
Total revenue                   26,277    28,832    81,127   100,351

Expenses:
  Interest, net                  9,136     9,354    27,081    31,288
  Service fees paid to
    Nordstrom National
    Credit Bank                  6,329     6,609    20,754    21,870
  Bad debts                          -         -         -     7,520
  Other general and
    administrative                 373       387     1,143     1,169
                              --------  --------  --------  --------
Total expenses                  15,838    16,350    48,978    61,847
                              --------  --------  --------  --------
Earnings before income
  taxes and extraordinary
  item                          10,439    12,482    32,149    38,504
Income taxes                     3,900     4,300    11,900    13,900
                              --------  --------  --------  --------
Earnings before
  extraordinary item             6,539     8,182    20,249    24,604
Extraordinary charge related
  to the early extinguishment
  of debt, net of income
  taxes of $900                      -         -         -     1,452
                              --------  --------  --------  --------
Net earnings                   $ 6,539   $ 8,182   $20,249  $ 23,152
                              ========  ========  ========  ========
Ratio of earnings
  available for fixed
  charges to fixed charges        2.14      2.33      2.19      2.14
                              ========  ========  ========  ========

These statements should be read in conjunction with the Notes to Financial Statements contained herein and in the Nordstrom Credit, Inc. Annual Report on Form 10-K for the year ended January 31, 1997.

                       NORDSTROM CREDIT, INC.
                           BALANCE SHEETS
                       (dollars in thousands)
                            (unaudited)

                            October 31,  January 31,  October 31,
                               1997         1997         1996
                            -----------  -----------  -----------
ASSETS
------
Cash and cash equivalents     $  3,167     $    105     $    639

Customer accounts receivable
  net of holdback allowance
  of $27,450, $26,793 and
  $22,075                      618,651      689,550      659,920

Other accounts receivable        1,074       13,874        2,668

Property and equipment, net      4,854        5,071        5,155

Other assets                     1,773        1,506        1,611
                            ----------   ----------   ----------
                              $629,519     $710,106     $669,993
                            ==========   ==========   ==========

LIABILITIES AND INVESTMENT OF NORDSTROM, INC.
---------------------------------------------
Note payable to bank          $ 50,000     $ 50,000     $ 50,000

Commercial paper                22,918      113,770       95,890

Notes payable to
  Nordstrom, Inc.                    -       54,000       14,000

Accrued interest, taxes
  and other                     10,219        8,553        9,292

Dividend payable to
  Nordstrom, Inc.                    -       50,000            -

Long-term debt                 403,350      311,000      335,000
                            ----------   ----------   ----------
  Total liabilities            486,487      587,323      504,182

Investment of
  Nordstrom, Inc.              143,032      122,783      165,811
                            ----------   ----------   ----------
                              $629,519     $710,106     $669,993
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

                      NORDSTROM CREDIT, INC.
                     STATEMENTS OF CASH FLOWS
                      (dollars in thousands)
                          (unaudited)

                                                  Nine Months
                                               Ended October 31,
                                              ------------------
                                                1997      1996
                                              --------  --------
OPERATING ACTIVITIES:
  Earnings before extraordinary item          $ 20,249  $ 24,604
  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
    Extraordinary charge related to early
      extinguishment of debt, net of
      income taxes of $900                           -    (1,452)
    Depreciation and amortization                  659       995
    Change in:
      Other accounts receivable                 12,800     4,549
      Accrued interest, taxes and other          1,666      (132)
                                              --------  --------
Net cash provided by operating activities       35,374    28,564
                                              --------  --------

INVESTING ACTIVITIES:
  Decrease in investment in
    customer accounts receivable, net           70,899    12,050
  Additions to property and equipment, net          (6)       (2)
                                              --------  --------
Net cash provided by investing activities       70,893    12,048
                                              --------  --------

FINANCING ACTIVITIES:
  Decrease in commercial paper                 (90,852)  (86,611)
  Decrease in notes payable to
    Nordstrom, Inc.                            (54,000)  (72,000)
  Sale of customer accounts
    receivable to Nordstrom, Inc.                    -   202,888
  Proceeds from issuance of long-term
    debt, net                                   91,647    57,759
  Principal payments on long-term debt               -   (92,100)
  Cash dividend paid to Nordstrom, Inc.        (50,000)  (50,000)
                                              --------  --------
Net cash used in financing activities         (103,205)  (40,064)
                                              --------  --------

Net increase in cash and cash equivalents        3,062       548
Cash and cash equivalents
  at beginning of period                           105        91
                                              --------  --------
Cash and cash equivalents at end of period    $  3,167  $    639
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

                         NORDSTROM CREDIT, INC.
                     NOTES TO FINANCIAL STATEMENTS
                              (unaudited)

Note 1:

The balance sheets of Nordstrom Credit, Inc. (the "Company") as of October 31, 1997 and 1996, and the related statements of earnings and cash flows for the periods then ended, have been prepared from the accounts without audit.

The financial information is applicable to interim periods and is not necessarily indicative of the results to be expected for the year ending January 31, 1998.

It is not considered necessary to include detailed footnote information as of October 31, 1997 and 1996. The financial statements should be read in conjunction with the Notes to Financial Statements contained in the Nordstrom Credit, Inc. Annual Report on Form 10-K for the year ended January 31, 1997.

In the opinion of management, the financial information includes all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position of Nordstrom Credit, Inc. as of October 31, 1997 and 1996, and the results of its operations and cash flows for the periods then ended, in accordance with generally accepted accounting principles applied on a consistent basis.

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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Service charge income decreased for the quarter and the nine month period when compared to the same periods in 1996, primarily due to a reduction in revenues from the Company's VISA card program as a result of the securitiza-tion of these receivables in August 1996.

Interest expense decreased for the nine month period when compared to the same period in 1996, due primarily to lower levels of short-term debt outstanding.

Service fees paid to Nordstrom National Credit Bank ("the Bank") decreased for the nine month period compared to the same period in 1996 due to the securitization of the VISA receivables. The decrease was partially offset by an increase in fees paid to the Bank for the Nordstrom Accounts due to an increase in the service fee rate from 1.65% to 2%, effective August 1996.

Bad debt expense decreased for the nine month period when compared to the same period in 1996, due to the securitization of the VISA receivables.

During the first quarter of 1997, the Company filed a shelf registration statement on Form S-3 to register up to $250 million in debt securities, and issued $92.4 million in medium-term notes under the registration.

                    PART II - OTHER INFORMATION
                    ---------------------------

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits
         --------
        (10.1) Loan Agreement dated July 17, 1997 between Registrant and Nordstrom, Inc. is filed herein as an Exhibit.

        (10.2) Amendment to the Loan Agreement dated July 17, 1997 between Registrant and Nordstrom, Inc., dated September 3, 1997, is filed herein as an Exhibit.

        (10.3) Amendment to the Loan Agreement dated June 10, 1985, as amended May 16, 1994, between Registrant and Morgan
                Guaranty Trust Company of New York, dated September 3, 1997, is filed herein as an Exhibit.

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

Date:  December 9, 1997
     ___________________

                               EXHIBIT INDEX

           EXHIBIT                                     METHOD OF FILING
---------------------------------               ------------------------------
10.1  Loan Agreement dated July 17,             Filed herewith electronically.
       1997, between Registrant and
       Nordstrom, Inc.

10.2  Amendment to the Loan Agreement           Filed herewith electronically.
       dated July 17, 1997, between
       Registrant and Nordstrom, Inc.,
       dated September 3, 1997

10.3  Amendment to the Loan Agreement           Filed herewith electronically.
       dated June 10, 1985, as amended
       May 16, 1994, between Registrant
       and Morgan Guaranty Trust Company of
       New York, dated September 3, 1997

27.1  Financial Data Schedule                   Filed herewith electronically.