Form 10-K
period 1998-01-31
NORDSTROM CREDIT INC
filed 1998-03-31
CIK 757439

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended January 31, 1998

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

On April 2, 1998 Registrant had 10,000 shares of Common stock ($.50 par value) outstanding; all such shares are owned by Registrant's parent, Nordstrom, Inc.

The Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

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


                                 PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
-------------------------------------------------------------------------------

The class of securities registered is the Company's Common Stock, $.50 par value per share. There are 100,000 shares of authorized Common Stock, of which 10,000 shares were issued and outstanding as of March 31, 1998. The Company's common stock is owned entirely by Nordstrom, Inc. ("Nordstrom"). The stock has not been traded and, accordingly, no market value has been established. A dividend of $50,000,000 was paid on August 30, 1996 to the holder of record of common stock at the close of business on August 15, 1996. A dividend of $50,000,000 was paid on February 3, 1997 to the holder of record of common stock at the close of business on January 31, 1997. In addition, a dividend of $25,000,000 was paid on January 30, 1998 to the holder of record of common stock at the close of business on January 15, 1998.

Item 6.  Selected Financial Data.
---------------------------------

Not required under reduced disclosure format.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
-------------------------------------------------------------------------

Service charge income decreased in 1997 due primarily to a reduction in revenues from the Company's VISA card program as a result of the securitization of these receivables in August 1996, which is described in Note 1 and Note 5 to the financial statements.



                                   2 of 19

Interest expense decreased in 1997 due primarily to lower levels of short-term debt outstanding.

Service fees paid to Nordstrom National Credit Bank (the "Bank") decreased for 1997 due primarily to the securitization of the VISA receivables. The decrease was partially offset by an increase in fees paid to the Bank for servicing the Nordstrom customer accounts receivable due to an increase in the service fee rate from 1.65% to 2%, effective August, 1996.

Bad debt expense decreased in 1997 due to the securitization of the VISA receivables.

The Company recognizes that its operations may be negatively affected by Year 2000 software issues, primarily from its interactions with the Bank, which services all customer accounts receivable for the Company. The Bank is addressing the Year 2000 impact by replacing or upgrading its computer systems to make them Year 2000 compliant. The Company believes all necessary work will be completed by the Bank in a timely fashion.

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

                                   3 of 19

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

  (3.3) Amendment to the Bylaws of the Registrant dated December 19, 1995, are hereby incorporated by reference from the Registrant's Form 10-K for the year ended January 31, 1996, Exhibit 3.3.

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

                                   4 of 19

  (4.2) Trustee Resignation of Wells Fargo Bank (Colorado), N.A., (as success-or to First Interstate Bank of Denver, N.A.), dated March 20, 1997 is hereby incorporated by reference from the Registrant's Form 10-K for the year ended January 31, 1997, Exhibit 4.2.

  (4.3) Trustee Acceptance of Norwest Bank Colorado, N.A., dated March 20, 1997 is hereby incorporated by reference from the Registrant's Form 10-K for the year ended January 31, 1997, Exhibit 4.3.

  (4.4) Indenture between Registrant and Norwest Bank Colorado, N.A., as trustee, dated April 22, 1997 is hereby incorporated by reference from Registration No. 333-24757, Exhibit 4.1.

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

 (10.4) Credit Agreement dated July 24, 1997 between Registrant and a group of commercial banks is hereby incorporated by reference from the Registrant's Form 10-Q for the quarter ended July 31,1997, Exhibit 10.1.

 (10.5) Loan Agreement dated July 17, 1997 between Registrant and Nordstrom, Inc. is hereby incorporated by reference from the Registrant's Form 10-Q for the quarter ended October 31, 1997, Exhibit 10.1.

 (10.6) Amendment to the Loan Agreement dated July 17, 1997 between Registrant and Nordstrom, Inc., dated September 3, 1997 is hereby incorporated by reference from the Registrant's Form 10-Q for the quarter ended October 31, 1997, Exhibit 10.2.

 (10.7) Loan Agreement dated June 10, 1985, as amended May 16, 1994, between Registrant and Morgan Guaranty Trust Company of New York is hereby incorporated by reference from the Registrant's Form 10-K for the year ended January 31, 1995, Exhibit 10.10.

 (10.8) Second Amendment to the Loan Agreement dated June 10, 1985, as amended May 16, 1994, between Registrant and Morgan Guaranty Trust Company of New York dated September 3, 1997, is hereby incorporated by reference from the Registrant's Form 10-Q for the quarter ended October 31, 1997, Exhibit 10.3.

 (10.9) Series 1996-A Supplement to Master Pooling and Servicing Agreement dated August 14, 1996 between Registrant, Nordstrom National Credit Bank, and Norwest Bank Colorado, N.A.,as trustee, is incorporated by reference from the Registrant's Form 10-Q for the quarter ended October 31, 1996, Exhibit 10.3.

 (10.10) Agreement to terminate the Operating Agreement for VISA Accounts and Receivables dated May 1, 1994 between Registrant and Nordstrom National Credit Bank, dated August 14, 1996 is hereby incorporated by reference from the Registrant's Form 10-Q for the quarter ended October 31, 1996, Exhibit 10.1.

                                   5 of 19

 (10.11) Receivables Purchase Agreement dated August 14, 1996 between
         Registrant and Nordstrom, Inc. is hereby incorporated by reference from the Registrant's Form 10-K for the year ended January 31, 1997,
         Exhibit 10.10.

 (10.12) Participation Agreement dated August 14, 1996 between Registrant and
         Nordstrom National Credit Bank is hereby incorporated by reference from the Registrant's Form 10-K for the year ended January 31, 1997,
         Exhibit 10.11.

 (10.13) Amendment to the Series 1996-A Supplement to Master Pooling and
         Servicing Agreement dated August 14, 1996 between Registrant, Nordstrom National Credit Bank and Norwest Bank Colorado, N.A., as trustee, dated December 10, 1997 is filed herein as an Exhibit.

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


                                 NORDSTROM CREDIT, INC.
                                 (Registrant)

Date  March 31, 1998          by /s/ John A. Goesling
     __________________          ____________________________________________
                                                             John A. Goesling
                                       Executive Vice President and Treasurer
                                 (Principal Accounting and Financial Officer)


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

/s/ J. Daniel Nordstrom
_____________________________________
                  J. Daniel Nordstrom
                             Director





Date   March 31, 1998
     ______________________

















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


























                                    8 of 19

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Nordstrom Credit, Inc.
Englewood, Colorado

We have audited the accompanying balance sheets of Nordstrom Credit, Inc. as of January 31, 1998 and 1997, and the related statements of earnings, investment of Nordstrom, Inc. and cash flows for each of the three years in the period ended January 31, 1998. Our audits also included the financial statement schedule listed in the accompanying Index to Financial Statements and Schedule. These financial statments and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Nordstrom Credit, Inc. as of January 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




Deloitte & Touche LLP
Seattle, Washington
March 9, 1998

                                    9 of 19
                             NORDSTROM CREDIT, INC.
                            STATEMENTS OF EARNINGS
                            (Dollars in thousands)


Year Ended January 31,                         1998        1997        1996
----------------------                      -------     -------     -------
Revenue:
     Service charge income                 $108,582    $128,240    $122,973
     Rental income from Nordstrom
       National Credit Bank                   1,285       1,225       1,044
                                            -------     -------     -------
  Total revenue                             109,867     129,465     124,017

Expenses:
     Interest, net                           36,392      40,649      42,157
     Service fees paid to Nordstrom
       National Credit Bank                  29,122      30,381      32,558
     Bad debts                                    -       7,520      12,752
     Other general and administrative         1,394       1,539       1,464
                                            -------     -------     -------
  Total expenses                             66,908      80,089      88,931
                                            -------     -------     -------
Earnings before income taxes and
  extraordinary item                         42,959      49,376      35,086
Income taxes                                 15,900      17,800      12,600
                                            -------     -------     -------
Earnings before
  extraordinary item                         27,059      31,576      22,486
Extraordinary charge related to the
  early extinguishment of debt, net
  of income taxes of $900                         -       1,452           -
                                            -------     -------     -------

Net earnings                               $ 27,059    $ 30,124    $ 22,486
                                            =======     =======     =======

Ratio of earnings available for
  fixed charges to fixed charges               2.18       2.14        1.83
                                            =======     =======     =======











The accompanying Notes to Financial Statements are an integral part of these statements.

                                    10 of 19

                            NORDSTROM CREDIT, INC.
                               BALANCE SHEETS
                            (Dollars in thousands)

January 31,                                              1998          1997
-----------                                          --------      --------
ASSETS
------
Cash and cash equivalents                            $    157      $    105

Customer accounts receivable, net                     636,420       689,550

Other receivables                                       6,138        13,874

Property and equipment, net                             4,786         5,071

Other assets                                            1,630         1,506
                                                     --------      --------
                                                     $649,131      $710,106
                                                     ========      ========


LIABILITIES AND INVESTMENT OF NORDSTROM, INC.
---------------------------------------------
Notes payable to bank                                $ 50,000      $ 50,000

Commercial paper                                      108,020       113,770

Notes payable to Nordstrom, Inc.                            -        54,000

Accrued interest, taxes and other                      12,919         8,553

Dividend payable to Nordstrom, Inc.                         -        50,000

Long-term debt                                        353,350       311,000
                                                     --------      --------
     Total liabilities                                524,289       587,323

Investment of Nordstrom, Inc.                         124,842       122,783
                                                     --------      --------
                                                     $649,131      $710,106
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

                                    11 of 19

                              NORDSTROM CREDIT, INC.
                     STATEMENTS OF INVESTMENT OF NORDSTROM, INC.
                   (Dollars in thousands except per share amount)

                      Common Stock, $.50 par value,
                        100,000 shares authorized
                        -------------------------   Retained
                           Shares      Amount       Earnings       Total
                           ------      ------       --------       -----
Balance at
     February  1, 1995     10,000     $55,058       $115,115    $170,173

Net earnings                    -           -         22,486      22,486
                           ------     -------        -------    --------

Balance at
     January 31, 1996      10,000      55,058        137,601     192,659

Net earnings                    -           -         30,124      30,124

Dividends declared
     ($10,000 per share)                            (100,000)   (100,000)
                           ------     -------        -------    --------

Balance at
     January 31, 1997      10,000      55,058         67,725     122,783

Net earnings                    -           -         27,059      27,059

Dividends declared
     ($2,500 per share)                              (25,000)    (25,000)
                           ------     -------        -------    --------

Balance at
     January 31, 1998      10,000     $55,058       $ 69,784    $124,842
                           ======     =======       ========    ========














The accompanying Notes to Financial Statements are an integral part of these statements.

                                   12 of 19

                            NORDSTROM CREDIT, INC.
                           STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

Year Ended January 31,                            1998      1997      1996
----------------------                         -------   -------   -------
OPERATING ACTIVITIES:
  Earnings before extraordinary item          $ 27,059  $ 31,576  $ 22,486
  Adjustments to reconcile net earnings
    to net cash provided by
    operating activities:
    Extraordinary charge related to the
      early extinguishment of debt, net of
      income taxes of $900                           -    (1,452)        -
    Depreciation and amortization                  873     1,212       772
    Change in:
      Other receivables                          7,736    (6,657)   (2,410)
      Accrued interest, taxes and other          4,366      (871)   (1,539)
                                               -------   -------   -------

Net cash provided by operating activities       40,034    23,808    19,309
                                               -------   -------   -------

INVESTING ACTIVITIES:
  Decrease (increase) in investment in
    customer accounts receivable, net           53,130   (17,580) (218,595)
  Sale of customer accounts
    receivable to Nordstrom, Inc.                    -   202,888         -
  Additions to property and equipment, net          (6)        -       (35)
                                               -------   -------   -------

Net cash provided by (used in)
  investing activities                          53,124   185,308  (218,630)
                                               -------   -------   -------

FINANCING ACTIVITIES:
 (Decrease) increase in commercial paper        (5,750)  (68,731)  145,113
  Decrease in notes payable
    to Nordstrom, Inc.                         (54,000)  (32,000)  (62,000)
  Proceeds from issuance of
    long-term debt, net                         91,644    57,729   140,859
  Principal payments on long-term debt         (50,000) (116,100)  (25,000)
  Cash dividends paid to Nordstrom, Inc.       (75,000)  (50,000)        -
                                               -------   -------   -------

Net cash (used in) provided by
  financing activities                         (93,106) (209,102)  198,972
                                               -------   -------   -------

Net increase (decrease) in cash and
  cash equivalents                                  52        14      (349)

Cash and cash equivalents at beginning
  of year                                          105        91       440
                                               -------   -------   -------

Cash and cash equivalents at end of year      $    157  $    105  $     91
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

The Company and the Bank are parties to an Operating Agreement dated August 30, 1991 (the "Operating Agreement") pursuant to which the Company purchases Accounts from the Bank for a price equal to the amount of Accounts originated less an allowance for amounts to be written off (the "holdback allowance"). Under the terms of the Operating Agreement, the Bank performs the servicing functions for the Accounts and the Company pays the Bank a servicing fee based on the amount of such Accounts originated. The servicing fee rate averaged 1.66% in 1995, 1.83% in 1996, and has been 2% since August, 1996.

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

As described more fully in Note 5, on August 15, 1996, the Company sold substantially all of its outstanding VISA receivables to Nordstrom in connection with a securitization of the receivables. As a result of this transaction, the VISA Operating Agreement was terminated. The Company no longer purchases and finances receivables generated through the use of the Bank's VISA card, and the Bank securitizes all new VISA receivables through a trust.

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

                                    14 of 19

NOTE 2 - RENTAL INCOME

The Company owns an office building in Englewood, Colorado, and leases space in the building to the Bank under a month-to-month agreement. Monthly rent was $87 in 1995, and increased to $107 per month in May, 1996.

NOTE 3 - INTEREST EXPENSE

The components of net interest expense are as follows:

Year ended January 31,                    1998        1997        1996
----------------------                 -------     -------     -------
Notes payable to Nordstrom, Inc.       $   767     $ 2,115     $ 4,273
Notes payable to bank                    2,789       2,705       2,942
Commercial paper                         4,295       9,998       7,242
Long-term debt                          28,624      25,884      27,788
                                       -------     -------     -------
Total interest expense                  36,475      40,702      42,245
Less:  Interest income                     (83)        (53)        (88)
                                       -------     -------     -------
Interest, net                          $36,392     $40,649     $42,157
                                       =======     =======     =======

NOTE 4 - INCOME TAXES

The Company files consolidated income tax returns with Nordstrom. Income taxes have been provided on a separate return basis, and the difference between the effective tax rate and the statutory Federal income tax rate is due to the provision for state and local income taxes. At January 31, 1998 and 1997, amounts due to Nordstrom for income taxes totaled $4,500 and $1,900 and are included in Accrued interest, taxes and other. The Company has no significant deferred taxes.

NOTE 5 -CUSTOMER ACCOUNTS RECEIVABLE

Customer accounts receivable, net, consists of the following:

January 31,                            1998                   1997
-----------                          --------               --------
Accounts                             $651,515               $687,605
Master Trust Certificates              15,289                 28,738
                                     --------               --------
                                      666,804                716,343
Holdback allowance                    (30,384)               (26,793)
                                     --------               --------

Customer accounts receivable, net    $636,420               $689,550
                                     ========               ========

The Company has no credit risk with respect to the Accounts, as Nordstrom bears the risk of credit loss with respect to these Accounts.







                                    15 of 19

On August 15, 1996, the Company sold substantially all of its outstanding VISA receivables to Nordstrom in connection with a securitization of the receivables. Nordstrom then sold the receivables to the Bank, which transferred the receivables to the Nordstrom Credit Card Master Trust (the "Trust") in return for certificates representing undivided interests in the Trust. A Class A certificate with a market value of $186,600 was sold to a third party, and a Class B certificate was purchased by the Company at an approximate market value of $9,000. The Class B certificate has a stated principal amount of $9,900, bears interest at 6.5%, and is subordinated to the Class A certificate. The Company also purchased from the Bank a portion of its investment in the Trust (the "Seller's Interest") at an approximate market value of $4,100. The Bank retains the remaining Seller's Interest, and will continue to service all of the receivables on behalf of the Trust.

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

NOTE 6 - OTHER RECEIVABLES

Other receivables consists of amounts due from the Bank for net activity in Accounts, less service fees due the Bank. These amounts are settled on a second business day basis. At January 31, 1998 and 1997, the amount also includes funds advanced to the Bank totaling $2,500 and $8,684 respectively. Such amounts were subject to interest rates of 5.5% and 5.4%, and were repaid on February 20, 1998 and February 5, 1997, respectively.

NOTE 7 - NOTES PAYABLE AND COMMERCIAL PAPER

The notes payable to bank represents amounts borrowed from a commercial bank as fiduciary under a master note agreement which provides for borrowings up to $50,000. Until September 3, 1997, borrowings under the Agreement bore interest at floating rates based on a published short-term interest rate composite index (5.3% at January 31, 1997). Thereafter, borrowings under the Agreement bear interest at floating rates based on a published LIBOR rate (5.5% at January 31, 1998). The borrowings mature up to six months from the date of borrowing or on demand.

The notes payable to Nordstrom, Inc. represents amounts borrowed from Nordstrom under an Agreement dated July 17, 1997. The Agreement provides for borrowings from time to time, depending on seasonal cash flow requirements. Until September 3, 1997, borrowings under the Agreement bore interest at floating rates based on a published short-term interest rate composite index (5.3% at January 31, 1997). Thereafter, borrowings under the Agreement bear interest at floating rates based on a published LIBOR rate (5.5% at January 31, 1998) and are due upon demand.

                                    16 of 19

Commercial paper outstanding at January 31, 1998 bears interest at 5.4% to 5.8%, and matures from February 2, 1998 to March 25, 1998.

A summary of notes payable and commercial paper is as follows:

Year ended January 31,                     1998         1997         1996
----------------------                 --------     --------     --------
Average daily borrowings
  outstanding:
  Nordstrom                           $ 13,991      $ 39,090     $ 72,843
  Other                                126,501       234,191      172,178
Maximum amount outstanding:
  Nordstrom                            101,000       173,000      191,500
  Other                                191,102       338,597      303,072
Weighted average interest rate:
  During the year:
  Nordstrom                             5.5%          5.4%         5.9%
  Other                                 5.6%          5.4%         5.9%
  At year-end:
  Nordstrom                               -           5.3%         5.4%
  Other                                 5.5%          5.3%         5.5%

The Company has a $300,000 unsecured line of credit with a group of commercial banks which is available as liquidity support for notes payable to bank and commercial paper issued by the Company, and expires July 23, 2002. Under the terms of the line of credit agreement, the Company must, among other things, comply with the terms of the Investment Agreement between the Company and Nordstrom and maintain a ratio of total debt to tangible net worth no greater than 7 to 1. Amounts due to Nordstrom, the Bank and other affiliates are subordinated to borrowings under the line of credit agreement. The Company pays commitment fees for the line in lieu of compensating balance requirements.

NOTE 8 - LONG-TERM DEBT

Long-term debt consists of the following:

January 31,                                         1998          1997
-----------                                     --------      --------
Medium-term notes, 6.875% - 9.6%,
    due 1998- 2002                              $253,350      $211,000
Notes payable, 6.7%, due 2005                    100,000       100,000
                                                --------      --------
Total long-term debt                            $353,350      $311,000
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

Aggregate principal payments on long-term debt for the next five fiscal
years are as follows:   1998 - $50,000, 1999 - $58,000, 2000 - $57,600,
2001 - $11,000, and 2002 - $76,750.

NOTE 9 - SUPPLEMENTARY CASH FLOW INFORMATION

For purposes of the Statements of Cash Flows, the Company considers all short-term investments with a maturity at date of purchase of three months or less to be cash equivalents. The carrying amount approximates fair value because of the short maturity of these instruments.

Supplementary cash flow information is as follows:

Year Ended January 31,                            1998      1997      1996
----------------------                         -------   -------   -------
Cash paid during the year for:

    Interest                                   $35,210   $43,721   $41,268

    Income taxes paid to
      Nordstrom, Inc.                           13,300    16,200    12,900




NOTE 10-FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of the notes payable and commercial paper approximates fair value because of the short maturity of these instruments.

The fair value of long-term debt at January 31, 1998 and 1997, estimated using quoted market prices of the same or similar issues with the same remaining maturity, was approximately $363,000 and $317,000, respectively.











                                   18 of 19

                             NORDSTROM CREDIT, INC.
                         SCHEDULE II - VALUATION AND
                              QUALIFYING ACCOUNTS

                         (Dollars in thousands)

Column A          Column B       Column C                 Column D        Column E
                                 Additions               Deductions
-----------      ----------  --------------------    --------------------  -------

                                                          Account
                         Balance   Charged to   Charged        write-offs        Balance
                        beginning  costs and    to other         net of          end of
Description             of period   expenses    accounts       recoveries        period

-----------           -----------  ---------    --------       ----------        -------
Holdback allowance -
 customer accounts
 receivable

Year ended
 January 31, 1996         $22,958   $12,752     $26,837*        $33,154         $29,393

Year ended
 January 31, 1997         $29,393   $ 7,520     $43,832*        $53,952         $26,793

Year ended
 January 31, 1998         $26,793   $     -     $40,440*        $36,849         $30,384


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

 4.2  Trustee Resignation of Wells Fargo       Incorporated by reference from
       Bank (Colorado), N.A., (as success-     Registrant's Form 10-K for the
       or to First Interstate Bank of          year ended January 31, 1997,
       Denver, N.A.), dated March 20,1997      Exhibit 4.2.

 4.3  Trustee Acceptance of Norwest Bank       Incorporated by reference from
       Colorado, N.A., dated March 20,         Registrant's Form 10-K for the
       1997                                    year ended January 31, 1997,
                                               Exhibit 4.3.

 4.4  Indenture between Registrant and         Incorporated by reference from
       Norwest Bank Colorado, N.A., as         Registration No. 333-24757,
       trustee, dated April 22, 1997           Exhibit 4.1.

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
       Registrant and Nordstrom
       National Credit Bank

10.4  Credit Agreement dated July 24, 1997     Incorporated by reference from
       between Registrant and a group of       Registrant's Form 10-Q for the
       commercial banks                        quarter ended July 31, 1997,
                                               Exhibit 10.1.

10.5  Loan Agreement dated July 17,            Incorporated by reference from
       1997 between Registrant and             Registrant's Form 10-Q for the
       Nordstrom, Inc.                         quarter ended October 31, 1997,
                                               Exhibit 10.1.

10.6  Amendment to the Loan Agreement          Incorporated by reference from
       dated July 17, 1997 between             Registrant's Form 10-Q for the
       Registrant and Nordstrom, Inc.,         quarter ended October 31, 1997,
       dated September 3, 1997                 Exhibit 10.2.

10.7  Loan Agreement dated June 10, 1985,      Incorporated by reference from
       as amended May 16, 1994, between        Registrant's Form 10-K for the
       Registrant and Morgan Guaranty          year ended January 31, 1995,
       Trust Company of New York               Exhibit 10.10.

10.8  Second Amendment to the Loan Agree-      Incorporated by reference from
       ment dated June 10, 1985, as amended    Registrant's Form 10-Q for the
       May 16, 1994, between Registrant and    quarter ended October 31, 1997,
       Morgan Guaranty Trust Company of        Exhibit 10.3.
       New York, dated September 3, 1997

10.9  Series 1996-A Supplement to Master       Incorporated by reference from
       Pooling and Servicing Agreement         Registrant's Form 10-Q for the
       dated August 14, 1996 between           quarter ended October 31, 1996,
       Registrant, Nordstrom National          Exhibit 10.3.
       Credit Bank and Norwest Bank
       Colorado, N.A., as trustee

10.10 Agreement to terminate the Oper-         Incorporated by reference from
       ating Agreement for VISA Accounts       Registrant's Form 10-Q for the
       and Receivables dated May 1, 1994       quarter ended October 31, 1996,
       between Registrant and Nordstrom        Exhibit 10.1.
       National Credit Bank, dated August
       14, 1996

10.11 Receivables Purchase Agreement dated     Incorporated by reference from
       August 14, 1996 between Registrant      Registrant's Form 10-K for the
       and Nordstrom, Inc.                     year ended January 31, 1997,
                                               Exhibit 10.10.

10.12 Participation Agreement dated August     Incorporated by reference from
       August 14, 1996 between Registrant      Registrant's Form 10-K for the
       and Nordstrom National Credit Bank      year ended January 31, 1997,
                                               Exhibit 10.11.

10.13 Amendment to the Series 1996-A           Filed herewith electronically.
       Supplement to Master Pooling and
       Servicing Agreement dated August
       14, 1996 between Registrant,
       Nordstrom National Credit Bank and
       Norwest Bank Colorado, N.A. as
       trustee, dated December 10, 1997

12.1  Computation of Ratio of Earnings         Filed herewith electronically.
       Available for Fixed Charges to
       Fixed Charges

23.1  Independent Auditors' Consent            Filed herewith electronically.

27.1  Financial Data Schedule                  Filed herewith electronically.