Form 10-Q
period 1998-04-30
NORDSTROM CREDIT INC
filed 1998-06-09
CIK 757439

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______ to _________
                    Commission File Number 0-12994

                       Nordstrom Credit, Inc.
    ______________________________________________________
    (Exact name of Registrant as specified in its charter)

               Colorado                          91-1181301
    ______________________________             ________________
    (State or other jurisdiction of             (IRS Employer
    incorporation or organization)            Identification No.)

          13531 East Caley, Englewood, Colorado  80111
       ____________________________________________________
       (Address of principal executive offices)  (Zip code)

Registrant's telephone number, including area code:  (303)397-4700


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                       YES    X      NO
                            ____         ____

     On June 4, 1998 Registrant had 10,000 shares of Common stock
($.50 par value) outstanding; all such shares are owned by Registrant's parent, Nordstrom, Inc.

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

    Item 1.  Financial Statements (Unaudited)

        Statements of Earnings
           Three months ended April 30, 1998
           and 1997                                            3

        Balance Sheets
           April 30, 1998 and 1997
           and January 31, 1998                                4

        Statements of Cash Flows
           Three months ended April 30, 1998
           and 1997                                            5

        Notes to Financial Statements                          6

    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations     7

PART II.  OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K                  7

                      NORDSTROM CREDIT, INC.
                      STATEMENTS OF EARNINGS
                      (dollars in thousands)
                           (unaudited)

                                                  Three Months
                                                 Ended April 30,
                                               ------------------
                                                 1998      1997
                                               --------  --------
Service charge income                           $27,567   $27,821
Rental income from Nordstrom
  National Credit Bank                              321       321
                                               --------  --------
Total revenue                                    27,888    28,142

Expenses:
  Interest, net                                   8,113     8,753
  Service fees paid to
    Nordstrom National
    Credit Bank                                   5,736     5,947
  Other general and
    administrative                                  358       335
                                               --------  --------
Total expenses                                   14,207    15,035
                                               --------  --------
Earnings before income
  taxes                                          13,681    13,107
Income taxes                                      4,972     4,800
                                               --------  --------
Net earnings                                    $ 8,709   $ 8,307
                                               ========  ========
Ratio of earnings
  available for fixed
  charges to fixed charges                         2.68      2.50
                                               ========  ========

These statements should be read in conjunction with the Notes to Financial Statements contained herein and in the Nordstrom Credit, Inc. Annual Report on Form 10-K for the year ended January 31, 1998.

                       NORDSTROM CREDIT, INC.
                           BALANCE SHEETS
                       (dollars in thousands)
                            (unaudited)

                             April 30,  January 31,    April 30,
                               1998         1998         1997
                            -----------  -----------  -----------
ASSETS
------

Cash and cash equivalents     $    367   $      157    $ 12,976

Customer accounts receivable
  net of holdback allowance
  of $27,522, $30,384 and
  $24,369                      574,741      636,420      633,255

Other accounts receivable        1,548        6,138          459

Property and equipment, net      4,724        4 786        4,991

Other assets                     1,506        1,630        1,901
                            ----------   ----------   ----------
                              $582,886     $649,131     $653,582
                            ==========   ==========   ==========

LIABILITIES AND INVESTMENT OF NORDSTROM, INC.
---------------------------------------------
Note payable to bank          $ 50,000     $ 50,000     $ 50,000

Commercial paper                37,273      108,020       59,040

Accrued interest, taxes
  and other                      8,712       12,919       10,102

Long-term debt                 353,350      353,350      403,350
                            ----------   ----------   ----------
  Total liabilities            449,335      524,289      522,492

Investment of
  Nordstrom, Inc.              133,551      124,842      131,090
                            ----------   ----------   ----------
                              $582,886     $649,131     $653,582
                            ==========   ==========   ==========

These statements should be read in conjunction with the Notes to Financial Statements contained herein and in the Nordstrom Credit, Inc. Annual Report on Form 10-K for the year ended January 31, 1998.

                      NORDSTROM CREDIT, INC.
                     STATEMENTS OF CASH FLOWS
                      (dollars in thousands)
                          (unaudited)

                                                 Three Months
                                                Ended April 30,
                                              ------------------
                                                1998      1997
                                              --------  --------
OPERATING ACTIVITIES:
  Net earnings                                $  8,709  $  8,307
  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
    Depreciation and amortization                  190       199
    Change in:
      Other accounts receivable                  4,590    13,415
      Accrued interest, taxes and other         (4,207)    1,549
                                              --------  --------
Net cash provided by operating activities        9,282    23,470
                                              --------  --------

INVESTING ACTIVITIES:
  Decrease in investment in
    customer accounts receivable, net           61,679    56,295
  Additions to property and equipment, net          (4)        -
                                              --------  --------
Net cash provided by investing activities       61,675    56,295
                                              --------  --------

FINANCING ACTIVITIES:
  Decrease in commercial paper                 (70,747)  (54,730)
  Decrease in notes payable to
    Nordstrom, Inc.                                  -   (54,000)
  Proceeds from issuance of long-term
    debt, net                                        -    91,836
  Cash dividend paid to Nordstrom, Inc.              -   (50,000)
                                              --------  --------
Net cash used in financing activities          (70,747)  (66,894)
                                              --------  --------

Net increase in cash and cash equivalents          210    12,871
Cash and cash equivalents
  at beginning of period                           157       105
                                              --------  --------
Cash and cash equivalents at end of period    $    367  $ 12,976
                                              ========  ========

These statements should be read in conjunction with the Notes to Financial Statements contained herein and in the Nordstrom Credit, Inc. Annual Report on Form 10-K for the year ended January 31, 1998.

                         NORDSTROM CREDIT, INC.
                     NOTES TO FINANCIAL STATEMENTS
                              (unaudited)

Note 1 - Basis of Presentation

The balance sheets of Nordstrom Credit, Inc. (the "Company") as of
April 30, 1998 and 1997, and the related statements of earnings and cash flows for the periods then ended, have been prepared from the accounts without audit.

The financial information is applicable to interim periods and is not necessarily indicative of the results to be expected for the year ending January 31, 1999.

It is not considered necessary to include detailed footnote information as of April 30, 1998 and 1997. The financial statements should be read in conjunction with the Notes to Financial Statements contained in the Nordstrom Credit, Inc. Annual Report on Form 10-K for the year ended January 31, 1998.

In the opinion of management, the financial information includes all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position of Nordstrom Credit, Inc. as of April 30, 1998 and 1997, and the results of its operations and cash flows for the periods then ended, in accordance with generally accepted accounting principles applied on a consistent basis.


Note 2 - New Accounting Rules

In March 1998 the Accounting Standards Executive Committee of the AICPA issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which requires that certain software costs be capitalized and amortized over the period of use. The effect of adopting SOP 98-1 during the quarter ended April 30, 1998, was not material to net earnings.

As of February 1, 1998, the Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components. Adoption of this standard did not impact the Company's financial position, results of operations or cash flows.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Service charge income decreased for the quarter when compared to the same period in 1997, primarily due to a reduction in the accounts receivable balances on which the Company earns service fees, which was partially offset by an increase in finance charge rates effective in July 1997.

Interest expense decreased for the quarter when compared to the same period in 1997, primarily due to lower levels of short-term debt outstanding.

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

                    NORDSTROM CREDIT, INC.
                        (Registrant)



                       /s/         John A. Goesling
                       __________________________________________
                                                 John A. Goesling
                                     Vice President and Treasurer
                      (Principal Financial and Accounting Officer)

Date:  June 9, 1998
     ___________________

                               EXHIBIT INDEX

           EXHIBIT                                     METHOD OF FILING
---------------------------------               ------------------------------


27.1  Financial Data Schedule                   Filed herewith electronically.