Form 10-Q
period 1998-07-31
NORDSTROM CREDIT INC
filed 1998-09-10
CIK 757439

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                                FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended July 31, 1998


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


                       YES  X      NO
                          _____      _____

     On September 8, 1998 Registrant had 10,000 shares of Common stock ($.50 par value) outstanding; all such shares are owned by Registrant's parent, Nordstrom, Inc.

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

  Item 1.  Financial Statements (unaudited)

           Statements of Earnings
             Three and six months ended July 31, 1998
             and 1997                                                3

           Balance Sheets
             July 31, 1998 and 1997
             and January 31, 1998                                    4

           Statements of Cash Flows
             Six months ended July 31, 1998
             and 1997                                                5

           Notes to Financial Statements                             6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations             7

PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                          7

                            NORDSTROM CREDIT, INC.
                            STATEMENTS OF EARNINGS
                            (dollars in thousands)
                                  (unaudited)


                                   Three Months           Six Months
                                   Ended July 31,       Ended July 31,
                                 ------------------  ------------------
                                   1998      1997       1998     1997
                                 --------  --------  --------  --------
Service charge income             $26,203   $26,386   $53,770   $54,207
Rental income from Nordstrom
  National Credit Bank                322       322       643       643
                                 --------  --------  --------  --------
Total revenue                      26,525    26,708    54,413    54,850

Expenses:
  Interest, net                     8,132     9,192    16,245    17,945
  Service fees paid to
    Nordstrom National
    Credit Bank                     8,273     8,478    14,009    14,425
  Other general and
    administrative                    371       435       729       770
                                 --------  --------  --------  --------
Total expenses                     16,776    18,105    30,983    33,140
                                 --------  --------  --------  --------
Earnings before income taxes        9,749     8,603    23,430    21,710
Income taxes                        3,542     3,200     8,514     8,000
                                 --------  --------  --------  --------
Net earnings                      $ 6,207   $ 5,403   $14,916   $13,710
                                 ========  ========  ========  ========
Ratio of earnings
  available for fixed
  charges to fixed charges           2.20      1.93      2.44      2.21
                                 ========  ========  ========  ========

These statements should be read in conjunction with the Notes to Financial Statements contained herein and in the Nordstrom Credit, Inc. Annual Report on Form 10-K for the year ended January 31, 1998.

                      NORDSTROM CREDIT, INC.
                          BALANCE SHEETS
                      (dollars in thousands)
                           (unaudited)

                              July 31,   January 31,    July 31,
                                1998        1998          1997
                              --------   -----------    --------
ASSETS
------
Cash and cash equivalents     $     83      $    157    $    298

Customer accounts receivable
  net of holdback allowance
  of $29,745, $30,384 and
  $26,234                      630,551       636,420     690,542

Other accounts receivable           56         6,138           -

Property and equipment, net      4,660         4,786       4,920

Other assets                    14,285        13,641      10,425
                              --------   -----------    --------
                              $649,635      $661,142    $706,185
                              ========   ===========    ========

LIABILITIES AND INVESTMENT OF NORDSTROM, INC.
---------------------------------------------
Notes payable to
  Nordstrom, Inc.             $ 70,200      $      -    $ 10,000

Note payable to bank            50,000        50,000      50,000

Commercial paper                73,377       108,020      86,260

Accrued interest, taxes
  and other                     12,950        24,930      20,082

Long-term debt                 303,350       353,350     403,350
                              --------   -----------    --------
  Total liabilities            509,877       536,300     569,692

Investment of
  Nordstrom, Inc.              139,758       124,842     136,493
                              --------   -----------    --------
                              $649,635      $661,142    $706,185
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

                      NORDSTROM CREDIT, INC.
                     STATEMENTS OF CASH FLOWS
                      (dollars in thousands)
                           (unaudited)

                                                     Six Months
                                                   Ended July 31,
                                              ----------------------
                                                1998           1997
                                              --------       --------

OPERATING ACTIVITIES:
  Net earnings                                $ 14,916       $ 13,710
  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
    Depreciation and amortization                  374            433
    Change in:
      Other accounts receivable                  6,082         13,874
      Other assets                                (886)         1,952
      Accrued interest, taxes and other        (11,980)           974
                                              --------       --------
Net cash provided by operating activities        8,506         30,943
                                              --------       --------
INVESTING ACTIVITIES:
  Increase (decrease) in investment in
    customer accounts receivable, net            5,869           (992)
  Additions to property and
    equipment, net                                  (6)            (6)
                                              --------       --------
Net cash provided by (used in)
  investing activities                           5,863           (998)
                                              --------       --------
FINANCING ACTIVITIES:
  Increase (decrease) in notes payable
    to Nordstrom, Inc.                          70,200        (44,000)
  Decrease in commercial paper                 (34,643)       (27,510)
  Proceeds from issuance of
    long-term debt, net                              -         91,758
  Principal payments on long-term debt         (50,000)             -
  Cash dividend paid to Nordstrom, Inc.              -        (50,000)
                                              --------       --------
Net cash used in financing activities          (14,443)       (29,752)
                                              --------       --------
Net (decrease) increase in cash
  and cash equivalents                             (74)           193
Cash and cash equivalents
  at beginning of period                           157            105
                                              --------       --------
Cash and cash equivalents at end of period    $     83       $    298
                                              ========       ========

These statements should be read in conjunction with the Notes to Financial Statements contained herein and in the Nordstrom Credit, Inc. Annual Report on Form 10-K for the year ended January 31, 1998.

                         NORDSTROM CREDIT, INC.
                     NOTES TO FINANCIAL STATEMENTS
                        (dollars in thousands)
                             (unaudited)

Note 1 - Basis of Presentation

The balance sheets of Nordstrom Credit, Inc. (the "Company") as of July 31, 1998 and 1997, and the related statements of earnings and cash flows for the periods then ended, have been prepared from the accounts without audit.

The financial information is applicable to interim periods and is not necessarily indicative of the results to be expected for the year ending January 31, 1999.

It is not considered necessary to include detailed footnote information as of July 31, 1998 and 1997. The financial statements should be read in conjunction with the Notes to Financial Statements contained in the Nordstrom Credit, Inc. Annual Report on Form 10-K for the year ended January 31, 1998.

In the opinion of management, the financial information includes all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position of Nordstrom Credit, Inc. as of July 31, 1998 and 1997, and the results of its operations and cash flows for the periods then ended, in accordance with generally accepted accounting principles applied on a consistent basis.

Certain reclassifications of prior period balances have been made for consistent presentation with the current period.


Note 2 - New Accounting Rules

In March 1998 the Accounting Standards Executive Committee of the AICPA issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which requires that certain software costs be capitalized and amortized over the period of use. The Company adopted SOP 98-1 during the first quarter of 1998. The effect of adopting SOP 98-1 was not material to net earnings for the quarter or six-month period ended July 31, 1998.

As of February 1, 1998, the Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components. Adoption of this standard did not impact the Company's financial position, results of operations or cash flows.


Note 3 - Subsequent Event

On August 31, 1998, the Company's Board of Directors declared a dividend of $2,500 per share payable to Nordstrom, Inc. (holder of all 10,000 outstanding shares) on September 15, 1998.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Service charge income decreased for the quarter and the six-month period when compared to the same periods in 1997, primarily due to a reduction in the accounts receivable balances on which the Company earns service fees, which was partially offset by an increase in finance charge rates effective in July 1997.

Interest expense decreased for the quarter when compared to the same period in 1997, due primarily to lower levels of long-term debt outstanding.

Interest expense decreased for the six-month period when compared to the same period in 1997, due primarily to lower levels of short-term debt outstanding.

The Company recognizes that its operations may be negatively affected by Year 2000 software issues, primarily from its interactions with Nordstrom National Credit Bank (the "Bank"), which services all customer accounts receivable for the Company. The Bank is currently replacing or upgrading its computer systems to make them Year 2000 compliant, and expects to have remediation completed by the end of 1998 for all significant computer systems, with testing to occur in 1999. The costs of the Company's Year
2000 remediation program have not been material and future costs are not expected to be significant. The Company has a contingency plan in place which will allow primary operations to continue if the Company's or the Bank's significant systems are not Year 2000 compliant by December 31, 1999.



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


Date: September 10, 1998
------------------------

                              EXHIBIT INDEX


                EXHIBIT                                 METHOD OF FILING
---------------------------------------         ---------------------------
27.1  Financial Data Schedule                   Filed herewith electronically.