Form 10-Q
period 1998-10-31
NORDSTROM CREDIT INC
filed 1998-12-14
CIK 757439

                             UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                                FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended October 31, 1998


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


                       YES  X      NO
                          _____      _____

     On December 7, 1998 Registrant had 10,000 shares of Common stock ($.50 par value) outstanding; all such shares are owned by Registrant's parent, Nordstrom, Inc.

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

  Item 1.  Financial Statements (unaudited)

           Statements of Earnings
             Three and nine months ended October 31, 1998
             and 1997                                                3

           Balance Sheets
             October 31, 1998 and 1997
             and January 31, 1998                                    4

           Statements of Cash Flows
             Nine months ended October 31, 1998
             and 1997                                                5

           Notes to Financial Statements                             6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations             7

PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                          8

                            NORDSTROM CREDIT, INC.
                            STATEMENTS OF EARNINGS
                            (dollars in thousands)
                                  (unaudited)


                                     Three Months        Nine Months
                                  Ended October 31,   Ended October 31,
                                 ------------------  ------------------
                                   1998      1997       1998     1997
                                 --------  --------  --------  --------
Service charge income             $26,540   $25,956   $80,310   $80,163
Rental income from Nordstrom
  National Credit Bank                321       321       964       964
                                 --------  --------  --------  --------
Total revenue                      26,861    26,277    81,274    81,127

Expenses:
  Interest, net                     7,522     9,136    23,767    27,081
  Service fees paid to
    Nordstrom National
    Credit Bank                     5,782     6,329    19,791    20,754
  Other general and
    administrative                    356       373     1,085     1,143
                                 --------  --------  --------  --------
Total expenses                     13,660    15,838    44,643    48,978
                                 --------  --------  --------  --------
Earnings before income taxes       13,201    10,439    36,631    32,149
Income taxes                        4,586     3,900    13,100    11,900
                                 --------  --------  --------  --------
Net earnings                      $ 8,615   $ 6,539   $23,531   $20,249
                                 ========  ========  ========  ========
Ratio of earnings
  available for fixed
  charges to fixed charges           2.75      2.14      2.54      2.19
                                 ========  ========  ========  ========

These statements should be read in conjunction with the Notes to Financial Statements contained herein.

                            NORDSTROM CREDIT, INC.
                                BALANCE SHEETS
                            (dollars in thousands)

                              October 31,   January 31,   October 31,
                                 1998          1998          1997
                              (unaudited)                 (unaudited)
                              -----------   -----------   -----------
ASSETS
------
Cash and cash equivalents        $     99      $    157      $  3,167

Customer accounts receivable
  net of holdback allowance
  of $29,626, $30,384 and
  $27,450                         555,105       636,420       618,651

Other accounts receivable             638         6,138         1,074

Property and equipment, net         4,595         4,786         4,854

Other assets                       14,180        13,641        12,317
                                 --------   -----------      --------
                                 $574,617      $661,142      $640,063
                                 ========   ===========      ========

LIABILITIES AND INVESTMENT OF NORDSTROM, INC.
---------------------------------------------
Note payable to bank             $      -      $ 50,000      $ 50,000

Commercial paper                  140,427       108,020        22,918

Accrued interest, taxes
  and other                         7,467        24,930        20,763

Long-term debt                    303,350       353,350       403,350
                                 --------   -----------      --------
  Total liabilities               451,244       536,300       497,031

Investment of
  Nordstrom, Inc.                 123,373       124,842       143,032
                                 --------   -----------      --------
                                 $574,617      $661,142      $640,063
                                 ========   ===========      ========

These statements should be read in conjunction with the Notes to Financial Statements contained herein.

                           NORDSTROM CREDIT, INC.
                          STATEMENTS OF CASH FLOWS
                           (dollars in thousands)
                                (unaudited)

                                                     Nine Months
                                                  Ended October 31,
                                              ----------------------
                                                1998           1997
                                              --------       --------

OPERATING ACTIVITIES:
  Net earnings                                $ 23,531       $ 20,249
  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
    Depreciation and amortization                  547            659
    Change in:
      Other accounts receivable                  5,500         12,800
      Other assets                                (886)            11
      Accrued interest, taxes and other        (17,463)         1,655
                                              --------       --------
Net cash provided by operating activities       11,229         35,374
                                              --------       --------
INVESTING ACTIVITIES:
  Decrease in customer
    accounts receivable, net                    81,315         70,899
  Additions to property and
    equipment, net                                  (9)            (6)
                                              --------       --------
Net cash provided by investing activities       81,306         70,893
                                              --------       --------
FINANCING ACTIVITIES:
  Payments under notes payable
    to Nordstrom, Inc., net                          -        (54,000)
  Payments under notes payable to bank         (50,000)             -
  Borrowings (payments) of
    commercial paper, net                       32,407        (90,852)
  Proceeds from issuance of
    long-term debt, net                              -         91,647
  Principal payments on long-term debt         (50,000)             -
  Cash dividend paid to Nordstrom, Inc.        (25,000)       (50,000)
                                              --------       --------
Net cash used in financing activities          (92,593)      (103,205)
                                              --------       --------
Net (decrease) increase in cash
  and cash equivalents                             (58)         3,062
Cash and cash equivalents
  at beginning of period                           157            105
                                              --------       --------
Cash and cash equivalents at end of period    $     99       $  3,167
                                              ========       ========

These statements should be read in conjunction with the Notes to Financial Statements contained herein.

                            NORDSTROM CREDIT, INC.
                        NOTES TO FINANCIAL STATEMENTS
                           (dollars in thousands)
                                (unaudited)

Note 1 - Basis of Presentation

The balance sheets of Nordstrom Credit, Inc. (the "Company") as of October 31, 1998 and 1997, and the related statements of earnings and cash flows for the periods then ended, have been prepared from the accounts without audit.

The financial information is applicable to interim periods and is not necessarily indicative of the results to be expected for the year ending January 31, 1999.

The financial statements should be read in conjunction with the Notes to Financial Statements contained in the Nordstrom Credit, Inc. Annual Report on Form 10-K for the year ended January 31, 1998.

In the opinion of management, the financial information includes all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position of Nordstrom Credit, Inc. as of October 31, 1998 and 1997, and the results of its operations and cash flows for the periods then ended, in accordance with generally accepted accounting principles applied on a consistent basis.

Certain reclassifications of prior period balances have been made for presentation consistent with the current period.


Note 2 - New Accounting Rules

The Company adopted Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," during the first quarter of 1998. The effect of adopting SOP 98-1 was not material.

As of February 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which did not have any impact on the Company's financial position, results of operations or cash flows.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Service charge income increased for the nine-month period due primarily to an increase in income related to securitized receivables in 1998 compared to 1997. The increase was partially offset by a decrease in service charges earned on the Company's proprietary credit card due primarily to a reduction in the accounts receivable balances on which the Company earns service fees.

Interest expense decreased for the quarter, compared to the same period in 1997, due primarily to lower interest rates and lower levels of debt outstanding.

Interest expense decreased for the nine-month period, compared to the same period in 1997, due primarily to lower levels of debt outstanding.

The Company is taking steps to avoid negative consequences of Year 2000 software non-compliance and presently believes that any such non-compliance will not have a material effect on the Company's business, results of operations, or financial condition. However, if unforeseen difficulties arise or the modification, conversion and replacement activities that the Company has undertaken are not completed in a timely manner, the Company recognizes that it may be negatively affected by Year 2000 issues. The impact on the Company is primarily dependent on the Year 2000 readiness efforts of its parent, Nordstrom, Inc. ("Nordstrom") and its affiliate Nordstrom National Credit Bank (the "Bank"), which services the consumer accounts receivable of the Company.

Nordstrom and the Bank are currently evaluating, replacing or upgrading the computer systems they use to provide services to the Company in an effort to make them Year 2000 compliant, and expect to have remediation efforts completed for critical computer systems by the end of the first quarter in 1999. Testing is being conducted based on criticality and is scheduled to be completed in June 1999. Non-IT systems, such as microchips embedded in systems such as elevators, are also being evaluated, replaced or upgraded as needed. Although Nordstrom's and the Bank's respective assessments of Year 2000 issues have been completed, reassessments are conducted on an ongoing basis to provide reasonable assurance that all critical risks have been identified and will be mitigated.

The total costs of this effort is presently estimated to be $24 million for Nordstrom including $2 million for the Bank, of which approximately $12 million for Nordstrom, Inc., which includes $1 million for the Bank, has been incurred through October 31, 1998. While the Company believes all necessary work will be completed in a timely fashion, there can be no guarantee that all systems will be compliant by the year 2000, that the estimated cost of remediation will not increase or that the systems of other companies and government agencies on which the Company relies will be compliant.

Since 1996, Nordstrom and the Bank, respectively, have been communicating with outside vendors to determine their state of readiness with regard to the Year 2000 issue. Based on its assessment to date, the Company has no indication that any third party is likely to experience Year 2000 non-compliance of a nature which would cause a material impact on the Company. However, the risk remains that outside vendors or other third parties may not have accurately determined their state of readiness, in which case

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Cont.)

such parties' lack of Year 2000 compliance may have a material adverse effect on the Company's business. Nordstrom and the Bank will continue to monitor the Year 2000 compliance of third parties with which it does business.

The Company believes the most likely worst-case scenarios that it might confront with respect to the Year 2000 issues have to do with the possible failure of third party systems over which the Company has no control, such as, but not limited to, power and telephone service. Nordstrom and the Bank each have business continuity plans in place that address recovery from various kinds of disasters, including recovery from significant interruption in conveyance of data within the Company's network information systems. Nordstrom and the Bank are using these plans to assist in the development of more specific Year 2000 contingency plans, including plans related to services they provide to the Company, which they expect to complete during the first half of 1999.



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


                          NORDSTROM CREDIT, INC.
                            (Registrant)



                      /s/                       Michael A. Stein
                      ------------------------------------------
                                                Michael A. Stein
            Executive Vice President and Chief Financial Officer
                     (Principal Financial and Accounting Officer)


Date: December 14, 1998
------------------------

                                EXHIBIT INDEX


                EXHIBIT                                 METHOD OF FILING
---------------------------------------         ---------------------------
27.1  Financial Data Schedule                   Filed herewith electronically