Form 10-K
period 1999-01-31
NORDSTROM CREDIT INC
filed 1999-04-30
CIK 757439

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended January 31, 1999

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

On April 21, 1999 Registrant had 10,000 shares of common stock ($.50 par value) outstanding; all such shares are owned by Registrant's parent, Nordstrom, Inc.

The Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

                                   1 of 20

                                 PART I
Item 1.  Business.
------------------

The information required under this item is included in Note 1 to the Financial Statements on page 15 of this report, which is incorporated herein by reference.

Item 2.  Properties.
--------------------

The Company owns an office building in Englewood, Colorado where its principal offices are located.

Item 3.  Legal Proceedings.
---------------------------

The Company is not a party to any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

Not required under reduced disclosure format.


                                 PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters.
----------------------------------------------------------------------

The class of securities registered is the Company's common stock, $.50 par value per share. There are 100,000 shares of authorized common stock, of which 10,000 shares were issued and outstanding as of April 21, 1999. The Company's common stock is owned entirely by Nordstrom, Inc. ("Nordstrom"). The stock has not been traded and, accordingly, no market value has been established. A dividend of $50,000,000 was paid to Nordstrom on August 30, 1996, and a dividend of $50,000,000 was declared on January 30, 1997 and paid to Nordstrom on February 3, 1997. Dividends of $25,000,000 were paid to Nordstrom on each of January 30, 1998 and September 15, 1998.


Item 6.  Selected Financial Data.
---------------------------------

Not required under reduced disclosure format.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
-------------------------------------------------------------------------

Service charge income decreased in 1998 as compared to 1997 due primarily to a reduction in the accounts receivable balances on which the Company earns service fees. The decrease was partially offset by market value gains on the Company's investment in the VISA master trust in 1998, compared to losses in 1997.

Interest expense decreased in 1998 compared to 1997 due primarily to lower levels of long-term debt outstanding and lower interest rates.

                                   2 of 20

The Company does not own any significant information technology systems or related software. All significant systems utilized by the Company are owned by its parent, Nordstrom and its affiliate, Nordstrom National Credit Bank (the "Bank"), which services the customer accounts receivable of the Company. Therefore, the impact on the Company of Year 2000 issues is primarily dependent on the Year 2000 compliance efforts of Nordstrom and the Bank.

Nordstrom and the Bank are taking steps to avoid potential negative consequences of Year 2000 software non-compliance and presently believe that any such non-compliance will not have a material effect on the Company's business, results of operations, or financial condition. However, if unforeseen difficulties arise or the modification, conversion and replacement activities that Nordstrom and the Bank have undertaken are not completed in a timely manner, the Company recognizes that it may be negatively impacted by Year 2000 issues.

Nordstrom and the Bank are currently evaluating, replacing or upgrading the computer systems they use to provide services to the Company in an effort to make them Year 2000 compliant, and expect to have remediation efforts completed for critical computer systems around mid-1999. Testing is being conducted based on criticality. Non-information technology systems, such as microchips embedded in elevators, are also being evaluated, replaced or upgraded as needed. Although Nordstrom's and the Bank's respective assessments of Year 2000 compliance have been completed, reassessments are conducted on an ongoing basis to provide reasonable assurance that all critical risks have been identified and will be mitigated.

Nordstrom's cumulative Year 2000 expenses through January 31, 1999, were approximately $13 million, including $1 million for the Bank. In 1998, approximately $7 million of expenses were incurred including approximately $700,000 for the Bank. Expenses in 1999 are expected to be about the same amount. In order to meet Year 2000 compliance goals, Nordstrom and the Bank have redeployed existing resources. While this reallocation of resources has resulted in the deferral of certain information technology projects, the impact of those deferral is not material to Nordstrom or the Bank.
The Company believes that all necessary Year 2000 compliance work will be completed in a timely fashion. However, there can be no guarantee that all systems will be compliant by the year 2000, that the estimated cost of remediation will not increase, or that the systems of other companies and government agencies on which the Company relies will be compliant.

Since 1996, Nordstrom and the Bank have been communicating with vendors to determine their state of readiness with regard to the Year 2000 issue. Based on its assessment to date, the Company has no indication that any third party is likely to experience Year 2000 non-compliance of a nature which would have a material impact on the Company. However, the risk remains that vendors or other third parties may not have accurately determined their state of readiness, in which case such parties' lack of Year 2000 compliance may have a material adverse effect on the Company's results of operations. Nordstrom and the Bank will continue to monitor the Year 2000 compliance of third parties with which it does business.

The Company believes the most likely worst-case scenarios that it might confront with respect to Year 2000 issues have to do with the possible failure of third party systems over which the Company has no control, such as, but not limited to, power and telecommunications services. Nordstrom and the Bank each have business continuity plans in place that address recovery from various kinds of disasters, including recovery from significant interruption in conveyance of data within the Company's network information systems. Nordstrom and the Bank are using these plans to assist in development of more specific Year 2000 contingency plans, including plans related to services they provide to the Company, which they expect to complete around mid-1999.

Certain other information required under this item is included in Note 1 and
Note 6 to the Financial Statements on pages 15 and 17 respectively, of this report, which are incorporated herein by reference.

                                    3 of 20

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
---------------------------------------------------------------------

The Company is exposed to market risk from changes in interest rates. In seeking to minimize risk, the Company manages exposure through its regular operating and financing activities. The Company does not use financial instruments for trading or other speculative purposes and is not party to any leveraged financial instruments.

The Company manages interest rate exposure through its mix of fixed and variable rate borrowings which finance customer accounts receivable. Short-term borrowings generally bear interest at variable rates but because they have maturities of three months or less, the Company believes that the risk of material loss is low.

The table below presents principal amounts and related weighted average interest rates by year of maturity. All items described in the table are non-trading and are stated in U.S. dollars.

                                                                                                 Fair Value
                                                                                                 January 31,
Dollars in thousands    1999      2000      2001      2002    2003    Thereafter       Total           1999
------------------------------------------------------------------------------------------------------------
INTEREST RATE RISK

ASSETS
Customer accounts
 receivable             $590,986                                                       $590,986    $590,986
  Fixed interest
    rate*                    21%                                                            21%

LIABILITIES
Notes payable to
 Nordstrom, Inc.        $ 62,000                                                       $ 62,000    $ 62,000
  Average interest
    rate                    4.8%                                                           4.8%

Commercial paper        $ 78,784                                                       $ 78,784    $ 78,784
  Average interest
    rate                    5.2%                                                           5.2%

Long-term debt - Fixed  $ 58,000  $57,600   $11,000   $76,750    -    $100,000         $303,350    $316,583
  Average interest
    rate                    6.9%     7.6%      8.7%      7.3%    -        6.7%             7.1%

* This is the Company's stated interest rate on customer accounts receivable. The actual effective interest rate is lower due to accounts which are paid off within 30 days and defaults.

Item 8.  Financial Statements and Supplementary Data.
----------------------------------------------------

     A)  Financial Statements and Supplementary Data

         The financial statements listed in the Index to Financial Statements and Schedule on page 9 of this report are incorporated herein by reference.

     B)  Other Financial Statements and Schedule

         The schedule required under Regulation S-X is filed pursuant to
         Item 14 of this report.

                                   4 of 20

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

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

(a)2.    Financial Statement Schedules
         -----------------------------
         The financial statement schedule listed in the Index to Financial Statements and Schedule on page 9 of this report is incorporated herein by reference.


                                   5 of 20

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

  (4.2) Indenture between Registrant and Norwest Bank Colorado, N.A., as trustee, dated April 22, 1997 is hereby incorporated by reference from Registration No. 333-24757, Exhibit 4.1.

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


                                    6 of 20

 (10.7) Series 1996-A Supplement to Master Pooling and Servicing Agreement dated August 14, 1996 between Registrant, Nordstrom National Credit Bank, and Norwest Bank Colorado, N.A.,as trustee, is incorporated by reference from the Registrant's Form 10-Q for the quarter ended October 31, 1996, Exhibit 10.3.

 (10.8) Amendment to the Series 1996-A Supplement to Master Pooling and Servicing Agreement dated August 14, 1996 between Registrant, Nordstrom National Credit Bank and Norwest Bank Colorado, N.A., as trustee, dated December 10, 1997, is hereby incorporated by reference from the Registrant's Form 10-K for the year ended January 31, 1998, Exhibit 10.13.

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

 (10.12) Second Amendment to the Series 1996-A Supplement to Master Pooling and Servicing Agreement dated August 14, 1996, between Registrant, Nordstrom National Credit Bank and Norwest Bank Colorado, N.A., as trustee, dated July 23, 1998 is filed herein as an Exhibit.

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


                                    7 of 20

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 NORDSTROM CREDIT, INC.
                                 (Registrant)

Date: April 29, 1999          by /s/                         Michael A. Stein
      _________________          ____________________________________________
                                                             Michael A. Stein
                         Executive Vice President and Chief Financial Officer
                                 (Principal Financial and Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/                  Michael A. Stein    /s/                John J. Whitacre
_____________________________________    ___________________________________
                     Michael A. Stein                       John J. Whitacre
   Director, Executive Vice President                               Director
          and Chief Financial Officer
  (Principal Accounting and Financial
                             Officer)

/s/                   Kevin T. Knight
_____________________________________
                      Kevin T. Knight
               Director and President
        (Principal Executive Officer)





Date:  April 29, 1999
       _________________






                                    8 of 20

                            NORDSTROM CREDIT, INC.
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                       Page
                                                                      Number
                                                                      ------
Independent Auditors' Report                                            10

Statements of Earnings                                                  11

Balance Sheets                                                          12

Statements of Investment of Nordstrom, Inc.                             13

Statements of Cash Flows                                                14

Notes to Financial Statements                                           15

Additional financial information required to be furnished -

      Financial Statement Schedule:

      Schedule II - Valuation and Qualifying Accounts                   20

All other schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the financial statements or notes thereto.
























                                    9 of 20

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Nordstrom Credit, Inc.
Englewood, Colorado

We have audited the accompanying balance sheets of Nordstrom Credit, Inc.(the "Company") as of January 31, 1999 and 1998, and the related statements of earnings, investment of Nordstrom, Inc. and cash flows for each of the three years in the period ended January 31, 1999. Our audits also included the financial statement schedule listed in the accompanying Index to Financial Statements and Schedule. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Nordstrom Credit, Inc. as of January 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




Deloitte & Touche LLP
Seattle, Washington
March 12, 1999












                                    10 of 20

                             NORDSTROM CREDIT, INC.
                            STATEMENTS OF EARNINGS
                            (Dollars in thousands)

Year Ended January 31,                         1999        1998        1997
----------------------                      -------     -------     -------
Revenue:
     Service charge income                 $106,734    $108,582    $128,240
     Rental income from Nordstrom
       National Credit Bank                   1,285       1,285       1,225
                                            -------     -------     -------
  Total revenue                             108,019     109,867     129,465

Expenses:
     Interest, net                           31,547      36,392      40,649
     Service fees paid to Nordstrom
       National Credit Bank                  27,378      29,122      30,381
     Bad debts                                    -           -       7,520
     Other general and administrative         1,522       1,394       1,539
                                            -------     -------     -------
  Total expenses                             60,447      66,908      80,089
                                            -------     -------     -------
Earnings before income taxes and
  extraordinary item                         47,572      42,959      49,376
Income taxes                                 17,100      15,900      17,800
                                            -------     -------     -------
Earnings before extraordinary item           30,472      27,059      31,576
Extraordinary charge related to the
  early extinguishment of debt, net
  of income taxes of $900                         -           -       1,452
                                            -------     -------     -------

Net earnings                               $ 30,472    $ 27,059    $ 30,124
                                            =======     =======     =======

Ratio of earnings available for
  fixed charges to fixed charges               2.51        2.18        2.14
                                            =======     =======     =======

The accompanying Notes to Financial Statements are an integral part of these statements.









                                    11 of 20

                           NORDSTROM CREDIT, INC.
                               BALANCE SHEETS
                           (Dollars in thousands)

January 31,                                              1999          1998
-----------                                          --------      --------
ASSETS
------
Cash and cash equivalents                            $     91      $    157

Customer accounts receivable, net                     566,443       636,420

Other receivables                                       2,709         6,138

Land, buildings and equipment, net (at cost)            4,530         4,786

Deferred taxes and other assets                        10,705        13,641
                                                     --------      --------
                                                     $584,478      $661,142
                                                     ========      ========


LIABILITIES AND INVESTMENT OF NORDSTROM, INC.
---------------------------------------------
Notes payable to bank                                $      -      $ 50,000

Commercial paper                                       78,784       108,020

Note payable to Nordstrom, Inc.                        62,000             -

Accrued interest, taxes and other                      10,030        24,930

Long-term debt                                        303,350       353,350
                                                     --------      --------
     Total liabilities                                454,164       536,300

Investment of Nordstrom, Inc.                         130,314       124,842
                                                     --------      --------
                                                     $584,478      $661,142
                                                     ========      ========


The accompanying Notes to Financial Statements are an integral part of these statements.






                                    12 of 20

                              NORDSTROM CREDIT, INC.
                     STATEMENTS OF INVESTMENT OF NORDSTROM, INC.
                   (Dollars in thousands except per share amount)

                      Common Stock, $.50 par value,
                        100,000 shares authorized
                        -------------------------   Retained
                           Shares      Amount       Earnings       Total
                           ------      ------       --------     -------

Balance at
     February 1, 1996      10,000     $55,058       $137,601    $192,659

Net earnings                    -           -         30,124      30,124

Dividends declared
     ($10,000 per share)                            (100,000)   (100,000)
                           ------     -------        -------    --------

Balance at
     January 31, 1997      10,000      55,058         67,725     122,783

Net earnings                    -           -         27,059      27,059

Dividends declared
     ($2,500 per share)                              (25,000)    (25,000)
                           ------     -------        -------    --------

Balance at
     January 31, 1998      10,000      55,058         69,784     124,842

Net earnings                    -           -         30,472      30,472

Dividends declared
     ($2,500 per share)                              (25,000)    (25,000)
                           ------     -------        -------    --------

Balance at
     January 31, 1999      10,000     $55,058       $ 75,256    $130,314
                           ======     =======       ========    ========


The accompanying Notes to Financial Statements are an integral part of these statements.






                                   13 of 20

                            NORDSTROM CREDIT, INC.
                           STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

Year Ended January 31,                            1999      1998      1997
----------------------                         -------   -------   -------
OPERATING ACTIVITIES:
  Earnings before extraordinary item          $ 30,472  $ 27,059  $ 31,576
  Adjustments to reconcile net earnings
    to net cash provided by
    operating activities:
    Extraordinary charge related to the
      early extinguishment of debt, net of
      income taxes of $900                           -         -    (1,452)
    Depreciation and amortization                  711       873     1,212
    Change in:
      Other receivables                          3,429     7,736    (6,657)
      Other assets                               2,490    (1,456)    1,058
      Accrued interest, taxes and other        (14,900)    5,822    (1,929)
                                               -------   -------   -------

Net cash provided by operating activities       22,202    40,034    23,808
                                               -------   -------   -------

INVESTING ACTIVITIES:
  Decrease (increase) in customer
    accounts receivable, net                    69,977    53,130   (17,580)
  Sale of customer accounts
    receivable to Nordstrom, Inc.                    -         -   202,888
  Additions to property and equipment, net          (9)       (6)        -
                                               -------   -------   -------

Net cash provided by investing activities       69,968    53,124   185,308
                                               -------   -------   -------

FINANCING ACTIVITIES:
  Payments of commercial paper, net            (29,236)   (5,750)  (68,731)
  Borrowings (payments) under notes payable
    to Nordstrom, Inc., net                     62,000   (54,000)  (32,000)
  Payments under notes payable to bank         (50,000)        -         -
  Proceeds from issuance of
    long-term debt, net                              -    91,644    57,729
  Principal payments on long-term debt         (50,000)  (50,000) (116,100)
  Cash dividends paid to Nordstrom, Inc.       (25,000)  (75,000)  (50,000)
                                               -------   -------   -------

Net cash used in financing activities          (92,236)  (93,106) (209,102)
                                               -------   -------   -------

Net (decrease) increase in cash and
  cash equivalents                                 (66)       52        14

Cash and cash equivalents at beginning
  of year                                          157       105        91
                                               -------   -------   -------

Cash and cash equivalents at end of year      $     91  $    157  $    105
                                               =======   =======   =======

The accompanying Notes to Financial Statements are an integral part of these statements.

                                   14 of 20

                           NORDSTROM CREDIT, INC.
                        NOTES TO FINANCIAL STATEMENTS
                           (Dollars in thousands)

NOTE 1 - DESCRIPTION OF BUSINESS

Nordstrom Credit, Inc. (the "Company"), a wholly-owned subsidiary of Nordstrom, Inc. ("Nordstrom") was incorporated in the State of Washington in 1982 and reincorporated in the State of Colorado in 1990. The primary business of the Company is to finance customer accounts receivable generated under revolving charge accounts through sales of merchandise in Nordstrom stores ("Accounts") and until August 1996, through purchases by customers using the Nordstrom National Credit Bank (the "Bank") VISA cards ("VISA Accounts"). The Accounts and the VISA Accounts are originated through the use of credit cards issued by the Bank, a national banking association organized as a wholly-owned subsidiary of Nordstrom, effective August 30, 1991.

The Company and the Bank are parties to an Operating Agreement dated August 30, 1991 (the "Operating Agreement") pursuant to which the Company purchases Accounts from the Bank for a price equal to the amount of Accounts originated less an allowance for amounts to be written off (the "holdback allowance"). Under the terms of the Operating Agreement, the Bank performs the servicing functions for the Accounts and the Company pays the Bank a servicing fee based on the amount of such Accounts originated. The servicing fee rate averaged 1.83% in 1996, and was increased to 2% in August, 1996, and to 2.3% effective February 1, 1999.

Prior to August 1996, the Company and the Bank were also parties to an Operating Agreement for VISA Accounts and Receivables dated May 1, 1994 (the "VISA Operating Agreement"), under which the Company purchased VISA Accounts from the Bank under the same terms and conditions as the Operating Agreement except for the allowance for the amounts to be written off. Amounts written off were charged to the Company, except amounts written off with respect to sales occurring at Nordstrom stores, which were indemnified by Nordstrom. Pursuant to the terms of the VISA Operating Agreement, the Bank performed the servicing functions for the VISA Accounts and the Company paid the Bank a servicing fee which was determined on the same basis as the servicing fee for the Accounts.

As described more fully in Note 6, in August 1996, the Company sold substantially all of its outstanding VISA receivables to Nordstrom in connection with a securitization of the receivables. As a result of this transaction, the VISA Operating Agreement was terminated. The Company no longer purchases and finances receivables generated through the use of the Bank's VISA card, and the Bank securitizes all new VISA receivables through a trust.

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

                                    15 of 20

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS

In 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, which establishes standards for the reporting and display of comprehensive income and its components. The Company's net earnings and comprehensive net income are the same for the year ended January 31, 1999.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company plans to adopt SFAS 133 on February 1, 2000, as required. Adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

NOTE 3 - RENTAL INCOME

The Company owns an office building in Englewood, Colorado, and leases space in the building to the Bank under a month-to-month agreement. Monthly rent was $87 in 1995, and increased to $107 in May 1996.

NOTE 4 - INTEREST, NET

The components of interest, net are as follows:

Year ended January 31,                    1999        1998        1997
----------------------                 -------     -------     -------
Notes payable to Nordstrom, Inc.       $   536     $   767     $ 2,115
Notes payable to bank                    1,624       2,789       2,705
Commercial paper                         5,399       4,295       9,998
Long-term debt                          24,027      28,624      25,884
                                       -------     -------     -------
Total interest cost                     31,586      36,475      40,702
Less:  Interest income                     (39)        (83)        (53)
                                       -------     -------     -------
Interest, net                          $31,547     $36,392     $40,649
                                       =======     =======     =======

NOTE 5 - INCOME TAXES

The Company files consolidated income tax returns with Nordstrom. Income taxes have been provided on a separate return basis, and the difference between the effective tax rate and the statutory Federal income tax rate is due to the provision for state and local income taxes. At January 31, 1999 and 1998, amounts due to Nordstrom for income taxes totaled $1,900 and $4,500 and are included in Accrued interest, taxes and other. The components of income taxes are as follows:

Year ended January 31,                    1999          1998          1997
----------------------                 -------       -------       -------
Current income taxes:
  Federal                              $18,040       $14,770       $16,335
  State and local                          925           395           450
                                       -------       -------       -------
Total current income taxes              18,965        15,165        16,785
Deferred income taxes                   (1,865)          735         1,015
                                       -------       -------       -------

Total income taxes                     $17,100       $15,900       $17,800
                                       =======       =======       =======

                                    16 of 20

Deferred income tax assets result from temporary differences in the timing of recognition of revenue and expenses for tax and financial reporting purposes. At January 31, 1999 and 1998, deferred tax assets are primarily related to the securitization of the VISA Accounts.

NOTE 6 -CUSTOMER ACCOUNTS RECEIVABLE

Customer accounts receivable, net, consists of the following:

January 31,                            1999                   1998
-----------                          --------               --------
Accounts                             $584,047               $651,515
Master Trust Certificates               6,939                 15,289
                                     --------               --------
                                      590,986                666,804
Holdback allowance                    (24,543)               (30,384)
                                     --------               --------

Customer accounts receivable, net    $566,443               $636,420
                                     ========               ========

The Company has no credit risk with respect to the Accounts, as Nordstrom bears the risk of credit loss with respect to these Accounts.

In August 1996, the Company sold substantially all of its outstanding VISA receivables to Nordstrom in connection with a securitization of the receivables. Nordstrom then sold the receivables to the Bank, which transferred the receivables to the Nordstrom Credit Card Master Trust (the "Trust") in return for certificates representing undivided interests in the Trust. A Class A certificate with a market value of $186,600 was sold to a third party, and a Class B certificate was purchased by the Company at an approximate market value of $9,000. The Class B certificate has a stated principal amount of $9,900, bears interest at 6.5%, and is subordinated to the Class A certificate. The Company also purchased from the Bank a portion of its investment in the Trust (the "Seller's Interest") at an approximate market value of $4,100. The Bank retains the remaining Seller's Interest, and will continue to service all of the receivables on behalf of the Trust.

As a result of the securitization of the receivables, the Company no longer purchases and finances VISA Accounts generated through the use of the Bank's VISA card, except to the extent of its investment in the Class B certificate and the Seller's Interest. The Bank securitizes all new VISA Accounts through the Trust, and from time to time sells to the Company additional portions of the Seller's Interest, depending on its cash flow needs. Master Trust Certificates represent the Company's investment in the Class B certificate and the Seller's Interest.

Pursuant to the terms of operative documents of the Trust, in certain events the Company may be required to fund certain amounts pursuant to a recourse obligation for credit losses. Based on current cash flow projections, the Company does not believe any additional funding will be required.

                                    17 of 20

NOTE 7 - OTHER RECEIVABLES

Other receivables consists of amounts due from the Bank for net activity in Accounts, less service fees due the Bank. These amounts are settled on a second business day basis. At January 31, 1998, the amount also includes funds advanced to the Bank totaling $2,500, at an interest rate of 5.5%, and was repaid on February 20, 1998.

NOTE 8 - NOTES PAYABLE AND COMMERCIAL PAPER

The notes payable to bank were repaid in September 1998.

The note payable to Nordstrom, Inc. represents amounts borrowed under an Agreement dated July 17, 1997. Borrowings under the Agreement bear interest at floating rates based on a published LIBOR rate (4.8% and 5.5% at January 31, 1999 and January 31, 1998, respectively) and are due upon demand. Commercial paper outstanding at January 31, 1999 bears interest at 4.9% to 5.5%, and matured in February 1999.

A summary of notes payable and commercial paper is as follows:

Year ended January 31,                     1999         1998         1997
----------------------                 --------     --------     --------
Average daily borrowings
  outstanding:
  Nordstrom                            $ 10,178     $ 13,991     $ 39,090
  Other                                 127,853      126,501      234,191
Maximum amount outstanding:
  Nordstrom                              97,700      101,000      173,000
  Other                                 198,754      191,102      338,597
Weighted average interest rate:
  During the year:
  Nordstrom                              5.3%         5.5%         5.4%
  Other                                  5.5%         5.6%         5.4%
  At year-end:
  Nordstrom                              4.8%           -          5.3%
  Other                                  5.2%         5.5%         5.3%

The Company has a $300,000 unsecured line of credit with a group of commercial banks which expires in July 2002. The line of credit agreement contains restrictive covenants which, among other things, require the Company to maintain a ratio of total debt to tangible net worth no greater than 7 to
1. Amounts due to Nordstrom, the Bank and other affiliates are subordinated to borrowings under the line of credit agreement. The Company pays commitment fees for the line based on the Company's debt rating.


                                    18 of 20

NOTE 9 - LONG-TERM DEBT

Long-term debt consists of the following:

January 31,                                         1999          1998
-----------                                     --------      --------
Medium-term notes, 6.875% - 8.67%,
    due 1999 - 2002                             $203,350      $253,350
Notes payable, 6.7%, due 2005                    100,000       100,000
                                                --------      --------
Total long-term debt                            $303,350      $353,350
                                                ========      ========

Aggregate principal payments on long-term debt are as follows:
1999 - $58,000, 2000 - $57,600, 2001 - $11,000, 2002 - $76,750, and 2003 - $0
and after 2003 - $100,000.

NOTE 10 - SUPPLEMENTARY CASH FLOW INFORMATION

For purposes of the Statements of Cash Flows, the Company considers all short-term investments with a maturity at date of purchase of three months or less to be cash equivalents. The carrying amount approximates fair value because of the short maturity of these instruments.

Supplementary cash flow information is as follows:

Year Ended January 31,                            1999      1998      1997
----------------------                         -------   -------   -------
Cash paid during the year for:

    Interest                                   $33,160   $35,210   $43,721
    Income taxes paid to
      Nordstrom, Inc.                           19,700    13,300    16,200

NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of the notes payable and commercial paper approximates fair value because of the short maturity of these instruments.

The fair value of long-term debt at January 31, 1999 and 1998, estimated using quoted market prices of the same or similar issues with the same remaining maturity, was approximately $317,000 and $363,000, respectively.

                                   19 of 20

                             NORDSTROM CREDIT, INC.
                         SCHEDULE II - VALUATION AND
                              QUALIFYING ACCOUNTS

                         (Dollars in thousands)

Column A          Column B       Column C                 Column D        Column E
                                 Additions               Deductions
-----------      ----------  --------------------    --------------------  -------

                                                          Account
                   Balance   Charged to   Charged        write-offs        Balance
                  beginning  costs and    to other         net of          end of
Description       of period   expenses    accounts       recoveries        period

-----------     -----------  ---------    --------       ----------        -------

Holdback allowance -
 customer accounts
 receivable

Year ended
 January 31, 1997   $29,393   $ 7,520     $43,832*        $53,952         $26,793

Year ended
 January 31, 1998   $26,793   $     -     $40,440*        $36,849         $30,384

Year ended
 January 31, 1999   $30,384   $     -     $23,827*        $29,668         $24,543



* The Company purchases Accounts net of this amount which represents the allowance for uncollectible amounts. Bad debt expenses are reflected on the books of Nordstrom for Accounts generated through sales at Nordstrom stores and, prior to August 1996, VISA Accounts generated through sales at Nordstrom stores.














                                   20 of 20

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

 4.2  Indenture between Registrant and         Incorporated by reference from
       Norwest Bank Colorado, N.A., as         Registration No. 333-24757,
       trustee, dated April 22, 1997           Exhibit 4.1.

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


10.7  Series 1996-A Supplement to Master       Incorporated by reference from
       Pooling and Servicing Agreement         Registrant's Form 10-Q for the
       dated August 14, 1996 between           quarter ended October 31, 1996,
       Registrant, Nordstrom National          Exhibit 10.3.
       Credit Bank and Norwest Bank
       Colorado, N.A., as trustee

10.8  Amendment to the Series 1996-A           Incorporated by reference from
       Supplement to Master Pooling and        Registrant's Form 10-K for the
       Servicing Agreement dated August        year ended January 31, 1998,
       14,1996 between Registrant,             Exhibit 10.13.
       Nordstrom National Credit Bank, and
       Norwest Bank Colorado, N.A., as
       trustee, dated December 10, 1997

10.9  Agreement to terminate the Oper-         Incorporated by reference from
       ating Agreement for VISA Accounts       Registrant's Form 10-Q for the
       and Receivables dated May 1, 1994       quarter ended October 31, 1996,
       between Registrant and Nordstrom        Exhibit 10.1.
       National Credit Bank, dated August
       14, 1996

10.10 Receivables Purchase Agreement dated     Incorporated by reference from
       August 14, 1996 between Registrant      Registrant's Form 10-K for the
       and Nordstrom, Inc.                     year ended January 31, 1997,
                                               Exhibit 10.10.

10.11 Participation Agreement dated            Incorporated by reference from
       August 14, 1996 between Registrant      Registrant's Form 10-K for the
       and Nordstrom National Credit Bank      year ended January 31, 1997,
                                               Exhibit 10.11.

10.12 Second Amendment to the Series           Filed herewith electronically.
       1996-A Supplement to Master Pooling
       and Servicing Agreement dated
       August 14, 1996, between Registrant,
       Nordstrom National Credit Bank and
       Norwest Bank Colorado, N.A. as
       trustee, dated July 23, 1998

12.1  Computation of Ratio of Earnings         Filed herewith electronically.
       Available for Fixed Charges to
       Fixed Charges

23.1  Independent Auditors' Consent            Filed herewith electronically.

27.1  Financial Data Schedule                  Filed herewith electronically.
