Form 10-Q
period 1999-04-30
NORDSTROM CREDIT INC
filed 1999-06-11
CIK 757439

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                                FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended April 30, 1999


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


                       YES  X      NO
                          _____      _____

     On June 7, 1999 Registrant had 10,000 shares of Common stock
($.50 par value) outstanding; all such shares are owned by Registrant's parent, Nordstrom, Inc.

     The Registrant meets the conditions set forth in General
Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                            NORDSTROM CREDIT, INC.
                            ----------------------
                                    INDEX
                                    -----

                                                                   Page
                                                                  Number
                                                                  ------

PART I.   FINANCIAL INFORMATION

  Item 1.  Financial Statements (unaudited)

           Statements of Earnings
             Three months ended April 30, 1999
             and 1998                                                3

           Balance Sheets
             April 30, 1999 and 1998
             and January 31, 1999                                    4

           Statements of Cash Flows
             Three months ended April 30, 1999
             and 1998                                                5

           Notes to Financial Statements                             6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations             7

PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                          8

                            NORDSTROM CREDIT, INC.
                            STATEMENTS OF EARNINGS
                            (Dollars in thousands)
                                  (unaudited)



                                                       Three Months
                                                      Ended April 30,
                                                    ------------------
                                                      1999      1998
                                                    --------  --------
Service charge income                                $24,864   $27,567
Rental income from affiliates                            334       321
                                                    --------  --------
Total revenue                                         25,198    27,888

Expenses:
  Interest, net                                        6,624     8,113
  Servicing and marketing fees paid to
    Nordstrom National Credit Bank                     6,183     5,736
  Other general and administrative                       278       358
                                                    --------  --------
Total expenses                                        13,085    14,207
                                                    --------  --------
Earnings before income taxes                          12,113    13,681
Income taxes                                           4,400     4,972
                                                    --------  --------
Net earnings                                         $ 7,713   $ 8,709
                                                    ========  ========
Ratio of earnings available for
  fixed charges to fixed charges                        2.83      2.68
                                                    ========  ========

These statements should be read in conjunction with the Notes to Financial Statements contained herein.

                            NORDSTROM CREDIT, INC.
                                BALANCE SHEETS
                            (Dollars in thousands)


                               April 30,    January 31,    April 30,
                                 1999          1999          1998
                              (unaudited)                 (unaudited)
                              -----------   -----------   -----------

ASSETS
------
Cash and cash equivalents        $     69      $     91      $    367

Customer accounts receivable
  net of holdback allowance
  of $21,753, $24,543 and
  $27,522                         516,298       566,443       574,741

Other accounts receivable             118         2,709         1,548

Land, buildings and
  equipment, net (at cost)          4,465         4,530         4,724

Deferred taxes and
  other assets                      9,281        10,705        13,876
                                 --------   -----------      --------
                                 $530,231      $584,478      $595,256
                                 ========   ===========      ========

LIABILITIES AND INVESTMENT OF NORDSTROM, INC.
---------------------------------------------
Notes payable to bank            $      -      $      -      $ 50,000

Commercial paper                        -        78,784        37,273

Note payable to Nordstrom, Inc.    81,940        62,000             -

Accrued interest, taxes
  and other                         6,914        10,030        21,082

Long-term debt                    303,350       303,350       353,350
                                 --------   -----------      --------
  Total liabilities               392,204       454,164       461,705

Investment of
  Nordstrom, Inc.                 138,027       130,314       133,551
                                 --------   -----------      --------
                                 $530,231      $584,478      $595,256
                                 ========   ===========      ========

These statements should be read in conjunction with the Notes to Financial Statements contained herein.

                           NORDSTROM CREDIT, INC.
                          STATEMENTS OF CASH FLOWS
                           (Dollars in thousands)
                                (unaudited)

                                                  Three Months
                                                 Ended April 30,
                                              ----------------------
                                                1999           1998
                                              --------       --------

OPERATING ACTIVITIES:
  Net earnings                                $  7,713       $  8,709
  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
    Depreciation and amortization                  164            190
    Change in:
      Other accounts receivable                  2,591          4,590
      Other assets                               1,325           (359)
      Accrued interest, taxes and other         (3,116)        (3,848)
                                              --------       --------
Net cash provided by operating activities        8,677          9,282
                                              --------       --------
INVESTING ACTIVITIES:
  Decrease in customer
    accounts receivable, net                    50,145         61,679
  Additions to property and
    equipment, net                                   -             (4)
                                              --------       --------
Net cash provided by investing activities       50,145         61,675
                                              --------       --------
FINANCING ACTIVITIES:
  Borrowings under note payable
    to Nordstrom, Inc., net                     19,940              -
  Payments of commercial paper, net            (78,784)       (70,747)
                                              --------       --------
Net cash used in financing activities          (58,844)       (70,747)
                                              --------       --------
Net (decrease) increase in cash
  and cash equivalents                             (22)           210
Cash and cash equivalents
  at beginning of period                            91            157
                                              --------       --------
Cash and cash equivalents at end of period    $     69       $    367
                                              ========       ========

These statements should be read in conjunction with the Notes to Financial Statements contained herein.

                            NORDSTROM CREDIT, INC.
                        NOTES TO FINANCIAL STATEMENTS
                           (dollars in thousands)
                                (unaudited)

Note 1 - Basis of Presentation

The balance sheets of Nordstrom Credit, Inc. (the "Company") as of April 30, 1999 and 1998, and the related statements of earnings and cash flows for the periods then ended, have been prepared from the accounts without audit.

The financial information is applicable to interim periods and is not necessarily indicative of the results to be expected for the year ending January 31, 2000.

The financial statements should be read in conjunction with the Notes to Financial Statements contained in the Nordstrom Credit, Inc. Annual Report on Form 10-K for the year ended January 31, 1999.

In the opinion of management, the financial information includes all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position of Nordstrom Credit, Inc. as of April 30, 1999 and 1998, and the results of its operations and cash flows for the periods then ended, in accordance with generally accepted accounting principles applied on a consistent basis.

Certain reclassifications of prior period balances have been made for presentation consistent with the current period.


Note 2 - New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company plans to adopt SFAS 133 on February 1, 2001. Adoption of this standard is not expected to have a material impact on the Company's financial statements.


Note 3 - Related Party Transactions

The Company owns an office building in Englewood, Colorado, and leases space in the building to Nordstrom National Credit Bank ("the Bank") under a month-to-month agreement. At April 30,1999, monthly rent is $107. The Company also owns property adjacent to the office building, on which Nordstrom, Inc. ("Nordstrom") has located its data center. Commencing February 1, 1999, monthly rent received from Nordstrom is $4.

Effective February 1, 1999, the Company pays a monthly marketing fee to the Bank for its marketing efforts to increase customer accounts receivable balances upon which the Company earns service charge income. The fee is based on the amount of revenue generated by the Company's customer accounts receivable.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Service charge income decreased for the quarter, compared to the same period in 1998, primarily due to a reduction in the accounts receivable balances on which the Company earns service fees.

Interest expense decreased for the quarter, compared to the same period in 1998, due primarily to lower levels of debt outstanding and lower interest rates.

Servicing and marketing fees paid to the Bank increased primarily due to an increase in the servicing fee rate from 2.0% to 2.3%, effective February 1, 1999. Also effective February 1, 1999, the Company pays a monthly marketing fee to the Bank for its marketing efforts to increase customer accounts receivable balances.

The Company does not own any significant information technology systems or related software. All significant systems utilized by the Company are owned by its parent, Nordstrom and its affiliate, the Bank, which services the customer accounts receivable of the Company. Therefore, the impact on the Company of Year 2000 issues is primarily dependent on the Year 2000 compliance efforts of Nordstrom and the Bank.

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

Nordstrom's cumulative Year 2000 expenses through April 30, 1999, were approximately $14 million, including $1.2 million for the Bank. For the quarter ended April 30, 1999, expenses incurred by Nordstrom were $1.0 million, including $0.1 million for the Bank. In order to meet Year 2000 compliance goals, Nordstrom and the Bank have redeployed existing resources. While this reallocation of resources has resulted in the deferral of certain information technology projects, the impact of those deferrals is not

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Cont.)


material to the Company, Nordstrom or the Bank. The Company believes that all necessary Year 2000 compliance work will be completed in a timely fashion. However, there can be no guarantee that all systems will be compliant by the year 2000, that the estimated cost of remediation will not increase, or that the systems of other companies and government agencies on which the Company relies will be compliant.

Since 1996, Nordstrom and the Bank have been communicating with vendors to determine their state of readiness with regard to the Year 2000 issue. Based on its assessment to date, the Company has no indication that any third party is likely to experience Year 2000 non-compliance of a nature which would have a material impact on the Company. However, the risk remains that vendors or other third parties may not have accurately determined their state of readiness, in which case such parties' lack of Year 2000 compliance may have a material adverse effect on the Company's results of operations. Nordstrom and the Bank will continue to monitor the Year 2000 compliance of third parties with which they do business.

The Company believes the most likely worst-case scenarios that it might confront with respect to Year 2000 issues have to do with the possible failure of third party systems over which the Company has no control, such as, but not limited to, power and telecommunications services. Nordstrom and the Bank each have business resumption contingency plans in place that address recovery from various kinds of disasters, including recovery from significant interruption in conveyance of data within their network information systems. Nordstrom and the Bank are using these plans to assist in development of more specific Year 2000 contingency plans, including plans related to services they provide to the Company, which they expect to complete around mid-1999.


                            PART II - OTHER INFORMATION
                            ---------------------------

Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibits
        --------
        (10.1) Second Amendment to the Series 1996-A Supplement to Master Pooling and Servicing Agreement dated August 14 1996, between Registrant, Nordstrom National Credit Bank and Norwest Bank Colorado, N.A., as trustee, dated February 28, 1999, is filed herein as an exhibit.

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


Date:      June 10, 1999
------------------------

                                EXHIBIT INDEX


                EXHIBIT                                METHOD OF FILING
--------------------------------------         ---------------------------
10.1  Second Amendment to the Series           Filed herewith electronically
      1996-A Supplement to Master
      Pooling and Servicing Agreement
      dated August 14 1996, between
      Registrant, Nordstrom National
      Credit Bank and Norwest Bank
      Colorado, N.A., as trustee,
      dated February 28, 1999

27.1  Financial Data Schedule                  Filed herewith electronically