Form 10-Q
period 1999-07-31
NORDSTROM CREDIT INC
filed 1999-09-13
CIK 757439

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                                FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended July 31, 1999


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


                       YES  X      NO
                          _____      _____

     On September 7, 1999 Registrant had 10,000 shares of Common stock ($.50 par value) outstanding; all such shares are owned by Registrant's parent, Nordstrom, Inc.

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

  Item 1.  Financial Statements (unaudited)

           Statements of Earnings
             Three and Six months ended July 31, 1999
             and 1998                                                3

           Balance Sheets
             July 31, 1999 and 1998
             and January 31, 1999                                    4

           Statements of Cash Flows
             Six months ended July 31, 1999
             and 1998                                                5

           Notes to Financial Statements                             6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations             7

PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                          8



                            NORDSTROM CREDIT, INC.
                            STATEMENTS OF EARNINGS
                            (Dollars in thousands)
                                  (unaudited)

                                     Three Months          Six Months
                                    Ended July 31,       Ended July 31,
                                  ------------------   ------------------
                                    1999      1998       1999      1998
                                  --------  --------   --------  --------
Service charge income              $23,639   $26,203    $48,503   $53,770
Rental income from
  affiliates                           334       322        668       643
                                  --------  --------   --------  --------
Total revenue                       23,973    26,525     49,171    54,413

Expenses:
  Interest, net                      6,609     8,132     13,233    16,245
  Servicing and marketing
    fees paid to Nordstrom
    National Credit Bank            12,324     8,273     18,507    14,009
  Other general and
    administrative                     470       371        748       729
                                  --------  --------   --------  --------
Total expenses                      19,403    16,776     32,488    30,983
                                  --------  --------   --------  --------
Earnings before income taxes         4,570     9,749     16,683    23,430
Income taxes                         1,600     3,542      6,000     8,514
                                  --------  --------   --------  --------
Net earnings                       $ 2,970   $ 6,207    $10,683   $14,916
                                  ========  ========   ========  ========
Ratio of earnings
  available for fixed
  charges to fixed charges            1.69      2.20       2.26      2.44
                                  ========  ========   ========  ========

These statements should be read in conjunction with the Notes to Financial Statements contained herein.

                            NORDSTROM CREDIT, INC.
                                BALANCE SHEETS
                            (Dollars in thousands)

                               July 31,     January 31,    July 31,
                                 1999          1999          1998
                              (unaudited)                 (unaudited)
                              -----------   -----------   -----------
ASSETS
------
Cash and cash equivalents        $     87      $     91      $     83

Customer accounts receivable
  net of holdback allowance
  of $21,498, $24,543 and
  $29,745                         570,917       566,443       630,551

Other accounts receivable              55         2,709            56

Land, buildings and
  equipment, net (at cost)          4,403         4,530         4,660

Deferred taxes and
  other assets                      9,476        10,705        14,285
                                 --------   -----------      --------
                                 $584,938      $584,478      $649,635
                                 ========   ===========      ========

LIABILITIES AND INVESTMENT OF NORDSTROM, INC.
---------------------------------------------
Note payable to bank             $      -      $      -      $ 50,000

Commercial paper                        -        78,784        73,377

Note payable to Nordstrom, Inc.   127,080        62,000        70,200

Accrued interest, taxes
  and other                        13,511        10,030        12,950

Long-term debt                    303,350       303,350       303,350
                                 --------   -----------      --------
  Total liabilities               443,941       454,164       509,877

Investment of
  Nordstrom, Inc.                 140,997       130,314       139,758
                                 --------   -----------      --------
                                 $584,938      $584,478      $649,635
                                 ========   ===========      ========

These statements should be read in conjunction with the Notes to Financial Statements contained herein.

                           NORDSTROM CREDIT, INC.
                          STATEMENTS OF CASH FLOWS
                           (Dollars in thousands)
                                (unaudited)

                                                   Six Months
                                                 Ended July 31,
                                              ----------------------
                                                1999           1998
                                              --------       --------
OPERATING ACTIVITIES:
  Net earnings                                $ 10,683       $ 14,916
  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
    Depreciation and amortization                  325            374
    Change in:
      Other accounts receivable                  2,654          6,082
      Other assets                               1,032           (886)
      Accrued interest, taxes and other          3,481        (11,980)
                                              --------       --------
Net cash provided by operating activities       18,175          8,506
                                              --------       --------
INVESTING ACTIVITIES:
  (Increase) decrease in customer
    accounts receivable, net                    (4,474)         5,869
  Additions to property and
    equipment, net                                  (1)            (6)
                                              --------       --------
Net cash (used in) provided
  by investing activities                       (4,475)         5,863
                                              --------       --------
FINANCING ACTIVITIES:
  Borrowings under note payable
    to Nordstrom, Inc., net                     65,080         70,200
  Payments of commercial paper, net            (78,784)       (34,643)
  Principal payments on long-term debt               -        (50,000)
                                              --------       --------
Net cash used in financing activities          (13,704)       (14,443)
                                              --------       --------
Net decrease in cash and cash equivalents           (4)           (74)
Cash and cash equivalents
  at beginning of period                            91            157
                                              --------       --------
Cash and cash equivalents at end of period    $     87       $     83
                                              ========       ========

These statements should be read in conjunction with the Notes to Financial Statements contained herein.

                            NORDSTROM CREDIT, INC.
                        NOTES TO FINANCIAL STATEMENTS
                           (dollars in thousands)
                                (unaudited)

Note 1 - Basis of Presentation

The balance sheets of Nordstrom Credit, Inc. (the "Company") as of July 31, 1999 and 1998, and the related statements of earnings and cash flows for the periods then ended, have been prepared from the accounts without audit.

The financial information is applicable to interim periods and is not necessarily indicative of the results to be expected for the year ending January 31, 2000.

The financial statements should be read in conjunction with the Notes to Financial Statements contained in the Nordstrom Credit, Inc. Annual Report on Form 10-K for the year ended January 31, 1999.

In the opinion of management, the financial information includes all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position of Nordstrom Credit, Inc. as of July 31, 1999 and 1998, and the results of its operations and cash flows for the periods then ended, in accordance with generally accepted accounting principles applied on a consistent basis.


Note 2 - New Accounting Pronouncements

Financial Accounting Standards Board Statement of Financial
Accounting Standards ("SFAS") No. 133, "Accounting for Derivative
Instruments and Hedging Activities", as amended, requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Adoption of this standard, on February 1, 2001, is not expected to have a material impact on the Company's financial statements.


Note 3 - Related Party Transactions

The Company owns an office building in Englewood, Colorado, and leases space in the building to Nordstrom National Credit Bank ("the Bank") under a month-to-month agreement. At July 31, 1999, monthly rent is $107. The Company also owns property adjacent to the office building, on which Nordstrom, Inc. ("Nordstrom") has located its data center. Commencing February 1, 1999, monthly rent received from Nordstrom is $4.

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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Service charge income decreased for the quarter and the six month period, compared to the same periods in 1998, primarily due to a reduction in the accounts receivable balances on which the Company earns service fees.

Interest expense decreased for the quarter and the six month period, compared to the same periods in 1998, primarily due to lower levels of debt outstanding and lower interest rates.

Servicing and marketing fees increased for the quarter and the six month period, compared to the same periods in 1998, primarily due to the new monthly marketing fee paid by the Company to the Bank for its marketing efforts to increase customer accounts receivable balances, effective February 1999.

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

Nordstrom and the Bank are currently evaluating, replacing or upgrading the computer systems they use to provide services to the Company in an effort to make them Year 2000 compliant. While these remediation efforts are essentially complete for Nordstrom's and the Bank's critical computer systems, testing is on-going. Testing is being conducted based on criticality. Non-information technology systems, such as microchips embedded in elevators, are also being evaluated, replaced or upgraded as needed. Although Nordstrom's and the Bank's respective assessments of Year 2000 compliance have been completed, reassessments are conducted on an ongoing basis to provide reasonable assurance that all critical risks have been identified and will be mitigated.

Nordstrom's cumulative Year 2000 expenses through July 31, 1999, were approximately $15.4 million, including $1.2 million for the Bank. For the quarter ended July 31, 1999, expenses incurred by Nordstrom were $1.0 million, including $0.05 million for the Bank. In order to meet Year 2000 compliance goals, Nordstrom and the Bank have redeployed existing resources. While this reallocation of resources has resulted in the deferral of certain information technology projects, the impact of those deferrals is not

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Cont.)


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

The Company believes the most likely worst-case scenarios that it might confront with respect to Year 2000 issues have to do with the possible failure of third party systems over which the Company has no control, such as, but not limited to, power and telecommunications services. As of July 1999, Nordstrom and the Bank each have business resumption contingency plans in place that address recovery from various kinds of disasters, including recovery from significant interruption in conveyance of data within their network information systems. Nordstrom and the Bank are using these plans to assist in an on-going effort to develop, test and validate more specific Year 2000 contingency plans.


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


Date: September 13, 1999
------------------------

                                EXHIBIT INDEX


                EXHIBIT                                METHOD OF FILING
--------------------------------------         ---------------------------
27.1  Financial Data Schedule                  Filed herewith electronically