Form 10-Q
period 1999-10-31
NORDSTROM CREDIT INC
filed 1999-12-14
CIK 757439

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                                FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended October 31, 1999


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


                       YES  X      NO
                          _____      _____

     On December 7, 1999 Registrant had 10,000 shares of Common stock ($.50 par value) outstanding; all such shares are owned by Registrant's parent, Nordstrom, Inc.

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

  Item 1.  Financial Statements (unaudited)

           Statements of Earnings
             Three and Nine months ended October 31, 1999
             and 1998                                                3

           Balance Sheets
             October 31, 1999 and 1998
             and January 31, 1999                                    4

           Statements of Cash Flows
             Nine months ended October 31, 1999
             and 1998                                                5

           Notes to Financial Statements                             6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations             7

PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                          8



                            NORDSTROM CREDIT, INC.
                            STATEMENTS OF EARNINGS
                            (Dollars in thousands)
                                  (unaudited)


                                     Three Months          Nine Months
                                   Ended October 31,    Ended October 31,
                                  ------------------   ------------------
                                    1999      1998       1999      1998
                                  --------  --------   --------  --------
Service charge income              $24,115   $26,540    $72,618   $80,310
Rental income from
  affiliates                           334       321      1,002       964
                                  --------  --------   --------  --------
Total revenue                       24,449    26,861     73,620    81,274

Expenses:
  Interest, net                      6,573     7,522     19,806    23,767
  Servicing and marketing
    fees paid to Nordstrom
    National Credit Bank             6,851     5,782     25,358    19,791
  Other general and
    administrative                     376       356      1,124     1,085
                                  --------  --------   --------  --------
Total expenses                      13,800    13,660     46,288    44,643
                                  --------  --------   --------  --------
Earnings before income taxes        10,649    13,201     27,332    36,631
Income taxes                         3,900     4,586      9,900    13,100
                                  --------  --------   --------  --------
Net earnings                       $ 6,749   $ 8,615    $17,432   $23,531
                                  ========  ========   ========  ========
Ratio of earnings
  available for fixed
  charges to fixed charges            2.62      2.75       2.38      2.54
                                  ========  ========   ========  ========

These statements should be read in conjunction with the Notes to Financial Statements contained herein.

                            NORDSTROM CREDIT, INC.
                                BALANCE SHEETS
                            (Dollars in thousands)

                              October 31,   January 31,   October 31,
                                 1999          1999          1998
                              (unaudited)                 (unaudited)
                              -----------   -----------   -----------
ASSETS
------
Cash and cash equivalents        $      1      $     91      $     99

Customer accounts receivable
  net of holdback allowance
  of $18,303, $24,543 and
  $29,626                         525,483       566,443       555,105

Other accounts receivable             108         2,709           638

Land, buildings and
  equipment, net (at cost)          4,353         4,530         4,595

Deferred taxes and
  other assets                      9,391        10,705        14,180
                                 --------   -----------      --------
                                 $539,336      $584,478      $574,617
                                 ========   ===========      ========

LIABILITIES AND INVESTMENT OF NORDSTROM, INC.
---------------------------------------------
Commercial paper                     -           78,784       140,427

Note payable to Nordstrom, Inc.   134,380        62,000          -

Accrued interest, taxes
  and other                        11,860        10,030         7,467

Long-term debt                    245,350       303,350       303,350
                                 --------   -----------      --------
  Total liabilities               391,590       454,164       451,244

Investment of
  Nordstrom, Inc.                 147,746       130,314       123,373
                                 --------   -----------      --------
                                 $539,336      $584,478      $574,617
                                 ========   ===========      ========

These statements should be read in conjunction with the Notes to Financial Statements contained herein.

                           NORDSTROM CREDIT, INC.
                          STATEMENTS OF CASH FLOWS
                           (Dollars in thousands)
                                (unaudited)

                                                   Nine Months
                                                 Ended October 31,
                                              ----------------------
                                                1999           1998
                                              --------       --------
OPERATING ACTIVITIES:
  Net earnings                                $ 17,432       $ 23,531
  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
    Depreciation and amortization                  473            547
    Change in:
      Other accounts receivable                  2,601          5,500
      Other assets                               1,031           (886)
      Accrued interest, taxes and other          1,830        (17,463)
                                              --------       --------
Net cash provided by operating activities       23,367         11,229
                                              --------       --------
INVESTING ACTIVITIES:
  Decrease in customer
    accounts receivable, net                    40,960         81,315
  Additions to property and
    equipment, net                                 (13)            (9)
                                              --------       --------
Net cash provided by investing activities       40,947         81,306
                                              --------       --------
FINANCING ACTIVITIES:
  Borrowings under note payable
    to Nordstrom, Inc., net                     72,380           -
  Payments under notes payable to bank            -           (50,000)
  (Payments) borrowings of
    commercial paper, net                      (78,784)        32,407
  Principal payments on long-term debt         (58,000)       (50,000)
  Cash dividend paid to Nordstrom, Inc.           -           (25,000)
                                              --------       --------
Net cash used in financing activities          (64,404)       (92,593)
                                              --------       --------
Net decrease in cash and cash equivalents          (90)           (58)
Cash and cash equivalents
  at beginning of period                            91            157
                                              --------       --------
Cash and cash equivalents at end of period    $      1       $     99
                                              ========       ========

These statements should be read in conjunction with the Notes to Financial Statements contained herein.

                            NORDSTROM CREDIT, INC.
                        NOTES TO FINANCIAL STATEMENTS
                           (dollars in thousands)
                                (unaudited)

Note 1 - Basis of Presentation

The balance sheets of Nordstrom Credit, Inc. (the "Company") as of October 31, 1999 and 1998, and the related statements of earnings and cash flows for the periods then ended, have been prepared from the accounts without audit.

The financial information is applicable to interim periods and is not necessarily indicative of the results to be expected for the year ending January 31, 2000.

The financial statements should be read in conjunction with the Notes to Financial Statements contained in the Nordstrom Credit, Inc. Annual Report on Form 10-K for the year ended January 31, 1999.

In the opinion of management, the financial information includes all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position of the Company as of October 31, 1999 and 1998, and the results of its operations and cash flows for the periods then ended, in accordance with generally accepted accounting principles applied on a consistent basis.


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


Note 3 - Related Party Transactions

The Company owns an office building in Englewood, Colorado, and leases space in the building to Nordstrom National Credit Bank ("the Bank") under a month-to-month agreement. At October 31, 1999, monthly rent is $107. The Company also owns property adjacent to the office building, on which Nordstrom, Inc. ("Nordstrom") has located its data center. Commencing February 1, 1999, monthly rent received from Nordstrom is $4.

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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Service charge income decreased for the quarter and the nine month period, compared to the same periods in 1998, primarily due to a reduction in the accounts receivable balances on which the Company earns service fees.

Interest expense decreased for the quarter and the nine month period, compared to the same periods in 1998, primarily due to lower levels of debt outstanding.

Servicing and marketing fees increased for the quarter and the nine month period, compared to the same periods in 1998. That increase was primarily due to the monthly marketing fee that the Company began paying to the Bank in February, 1999, for its marketing efforts to increase customer accounts receivable balances.

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

Nordstrom's cumulative Year 2000 expenses through October 31, 1999, were approximately $16.2 million, including $1.2 million for the Bank. For the quarter ended October 31, 1999, expenses incurred by Nordstrom were approximately $700,000, including approximately $30,000 for the Bank. In order to meet Year 2000 compliance goals, Nordstrom and the Bank have redeployed existing resources. While this reallocation of resources has resulted in the deferral of certain information technology projects, the

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Cont.)


impact of those deferrals is not material to the Company, Nordstrom or the Bank. The Company believes that all necessary Year 2000 compliance work will be completed in a timely fashion. However, there can be no guarantee that all systems will be compliant by the year 2000, that the estimated cost of remediation will not increase, or that the systems of other companies and government agencies on which the Company relies will be compliant.

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


                          NORDSTROM CREDIT, INC.
                            (Registrant)



                      /s/                         Michael Koppel
                      ------------------------------------------
                                                  Michael Koppel
                         Vice President and Corporate Controller



Date: December 9, 1999
------------------------

                                EXHIBIT INDEX


                EXHIBIT                                METHOD OF FILING
--------------------------------------         ---------------------------
27.1  Financial Data Schedule                  Filed herewith electronically