Form 10-K
period 2000-01-31
NORDSTROM CREDIT INC
filed 2000-04-28
CIK 757439

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended January 31, 2000

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________to________

                           Commission file number 0-12994

                              Nordstrom Credit, Inc.
               ______________________________________________________
               (Exact name of Registrant as specified in its charter)

                 Colorado                                 91-1181301
        ________________________________             ___________________
        (State or other jurisdiction of                  (IRS Employer
         incorporation or organization)               Identification No.)

                 13531 East Caley, Englewood, Colorado   80111
            _______________________________________________________
              (Address of principal executive offices) (Zip code)

        Registrant's telephone number, including area code:  303-397-4700

             Securities registered pursuant to Section 12(b) of the Act:
                                        None

             Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, $.50 par value
                          _______________________________
                                 (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/




                                   1 of 21

On March 31, 2000 Registrant had 10,000 shares of common stock ($.50 par value) outstanding; all such shares are owned by Registrant's parent, Nordstrom, Inc.

The Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.
















































                                   2 of 21

                                 PART I


Item 1.  Business.
------------------

The information required under this item is included in Note 1 to the Financial Statements on page 16 of this report, which is incorporated herein by reference.


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


                                 PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters.
----------------------------------------------------------------------------

The class of securities registered is the Company's common stock, $.50 par value per share. There are 100,000 shares of authorized common stock, of which 10,000 shares were issued and outstanding as of March 31, 2000. The Company's common stock is owned entirely by its parent, Nordstrom, Inc. ("Nordstrom"). The stock has not been traded and, accordingly, no market value has been established. A dividend of $25,000,000 was paid to Nordstrom on September 15, 1998. No dividend was paid in the year ended January 31, 2000.


Item 6.  Selected Financial Data.
---------------------------------

Not required under reduced disclosure format.




                                   3 of 21

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
-------------------------------------------------------------------------

Service charge income decreased in 1999 as compared to 1998 due primarily to a reduction in the accounts receivable balances on which the Company earns service fees.

Net interest expense decreased in 1999 compared to 1998 due primarily to lower levels of average long-term debt outstanding.

Servicing and marketing fees increased in 1999 compared to 1998 due primarily to the monthly marketing fee that the Company began paying to Nordstrom fsb (formerly known as Nordstrom National Credit Bank, the "Bank"), an affiliate of Nordstrom, in February, 1999, for its marketing efforts to increase customer accounts receivable balances.

The Company does not own any significant information technology systems or related software. All significant systems utilized by the Company are owned by Nordstrom and the Bank, which services the customer accounts receivable of the Company. Nordstrom and the Bank transitioned into the Year 2000 without any material negative effects on its business, operations or financial condition. Nordstrom's cumulative Year 2000 expenses through January 31, 2000, were approximately $17 million, including $1.3 million for the Bank. Approximately $4 million of expenses were incurred in 1999, including $167,000 for the Bank. In 1998, approximately $7 million of expenses were incurred, including approximately $700,000 for the Bank.

Certain other information required under this item is included in Note 1,
Note 2 and Note 6 to the Financial Statements on pages 16, 17 and 18, respectively, of this report, which are incorporated herein by reference.


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

The Company manages interest rate exposure through its mix of fixed and variable rate borrowings which finance customer accounts receivable. Short-term borrowings generally bear interest at variable rates but, because they have maturities of three months or less, the Company believes that the risk of material loss is low.






                                   4 of 21

The table below presents principal amounts and related weighted average interest rates by year of maturity. All items described in the table are non-trading and are stated in U.S. dollars.

                                                                                                      Fair Value
                                                                                                      January 31,
Dollars in thousands        2000     2001     2002    2003    2004    Thereafter     Total          2000      1999
------------------------------------------------------------------------------------------------------------------
INTEREST RATE RISK

ASSETS
Customer accounts
 receivable             $574,529                                                  $574,529      $574,529  $590,986
  Fixed interest
    rate*                    21%                                                       21%

LIABILITIES
Note payable to
 Nordstrom, Inc.        $169,080                                                  $169,080      $169,080  $ 62,000
  Year end
    interest rate           5.7%                                                      5.7%

Commercial paper               -                                                         -             -  $ 78,784
  Average interest
    rate                       -                                                         -

Long-term debt          $ 57,600  $11,000  $76,750       -       -      $100,000  $245,350      $240,319  $316,583
  Fixed average
    interest rate           7.6%     8.7%     7.3%       -       -          6.7%      7.2%

* This is the Company's stated interest rate on customer accounts receivable. The actual effective interest rate is lower due to accounts which are paid off within 30 days and defaults.


Item 8.  Financial Statements and Supplementary Data.
----------------------------------------------------

     A)  Financial Statements and Supplementary Data

         The financial statements listed in the Index to Financial Statements and Schedule on page 10 of this report are incorporated herein by reference.

     B)  Other Financial Statements and Schedule

         The schedule required under Regulation S-X is filed pursuant to
         Item 14 of this report.



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
------------------------------------------------------------------------

         None




                                   5 of 21

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

(a)2.    Financial Statement Schedules
         -----------------------------
         The financial statement schedule listed in the Index to Financial Statements and Schedule on page 10 of this report is incorporated herein by reference.



                                   6 of 21

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

 (10.3) Loan Agreement dated July 17, 1997 between Registrant and Nordstrom, Inc. is hereby incorporated by reference from the Registrant's Form 10-Q for the quarter ended October 31, 1997,
         Exhibit 10.1.

 (10.4) Amendment to the Loan Agreement dated July 17, 1997 between Registrant and Nordstrom, Inc., dated September 3, 1997 is hereby incorporated by reference from the Registrant's Form 10-Q for the quarter ended October 31, 1997, Exhibit 10.2.

 (10.5) Series 1996-A Supplement to Master Pooling and Servicing Agreement dated August 14, 1996 between Registrant, Nordstrom National Credit Bank, and Norwest Bank Colorado, N.A.,as trustee, is incorporated by reference from the Registrant's Form 10-Q for the quarter ended October 31, 1996, Exhibit 10.3.

 (10.6) Amendment to the Series 1996-A Supplement to Master Pooling and Servicing Agreement dated August 14, 1996 between Registrant, Nordstrom National Credit Bank and Norwest Bank Colorado, N.A., as trustee, dated December 10, 1997, is hereby incorporated by reference from the Registrant's Form 10-K for the year ended January 31, 1998, Exhibit 10.13.

 (10.7) Second amendment to the Series 1996-A Supplement to Master Pooling and Servicing Agreement dated August 14, 1996 between Registrant, Nordstrom National Credit Bank and Norwest Bank Colorado, N.A., as trustee, dated February 28, 1999, is hereby incorporated by reference from the Registrant's Form 10-Q for the quarter ended April 30, 1999, Exhibit 10.1.



                                    7 of 21

 (10.8) Receivables Purchase Agreement dated August 14, 1996 between Registrant and Nordstrom, Inc. is hereby incorporated by reference from the Registrant's Form 10-K for the year ended January 31, 1997, Exhibit 10.10.

 (10.9) Participation Agreement dated August 14, 1996 between Registrant and Nordstrom National Credit Bank is hereby incorporated by reference from the Registrant's Form 10-K for the year ended January 31, 1997, Exhibit 10.11.

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





























                                    8 of 21

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 NORDSTROM CREDIT, INC.
                                 (Registrant)

Date: April 26, 2000          by /s/                       Michael A. Stein
      _________________        ____________________________________________
                                                           Michael A. Stein
                       Executive Vice President and Chief Financial Officer
                                              (Principal Financial Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/                 Michael A. Stein    /s/                 John J. Whitacre
____________________________________    ____________________________________
                    Michael A. Stein                        John J. Whitacre
  Director, Executive Vice President                                Director
         and Chief Financial Officer
       (Principal Financial Officer)

/s/                  Kevin T. Knight    /s/                Michael G. Koppel
____________________________________    ____________________________________
                     Kevin T. Knight                       Michael G. Koppel
              Director and President                      Vice President and
       (Principal Executive Officer)                    Corporate Controller
                                              (Principal Accounting Officer)





Date:  April 26, 2000
       ______________













                                    9 of 21

                            NORDSTROM CREDIT, INC.
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                       Page
                                                                      Number
                                                                      ------
Independent Auditors' Report                                            11

Statements of Earnings                                                  12

Balance Sheets                                                          13

Statements of Investment of Nordstrom, Inc.                             14

Statements of Cash Flows                                                15

Notes to Financial Statements                                           16

Additional financial information required to be furnished -

      Financial Statement Schedule:

      Schedule II - Valuation and Qualifying Accounts                   21

All other schedules have been omitted because they are inapplicable, not required or the information is included elsewhere in the financial statements or notes thereto.

























                                    10 of 21

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Nordstrom Credit, Inc.
Englewood, Colorado

We have audited the accompanying balance sheets of Nordstrom Credit, Inc.(the "Company") as of January 31, 2000 and 1999, and the related statements of earnings, investment of Nordstrom, Inc. and cash flows for each of the three years in the period ended January 31, 2000. Our audits also included the financial statement schedule listed in the accompanying Index to Financial Statements and Schedule. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Nordstrom Credit, Inc. as of January 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




Deloitte & Touche LLP
Seattle, Washington
April 6, 2000












                                    11 of 21

                             NORDSTROM CREDIT, INC.
                            STATEMENTS OF EARNINGS
                            (Dollars in thousands)

Year Ended January 31,                         2000        1999        1998
----------------------                      -------     -------     -------
Revenue:
     Service charge income                 $ 98,479    $106,734    $108,582
     Rental income from affiliates            1,335       1,285       1,285
                                            -------     -------     -------
  Total revenue                              99,814     108,019     109,867

Expenses:
     Interest, net                           27,203      31,547      36,392
     Servicing and marketing
       fees paid to Nordstrom fsb            36,206      27,378      29,122
     Other general and administrative         1,729       1,522       1,394
                                            -------     -------     -------
  Total expenses                             65,138      60,447      66,908
                                            -------     -------     -------
Earnings before income taxes                 34,676      47,572      42,959
Income taxes                                 12,400      17,100      15,900
                                            -------     -------     -------

Net earnings                               $ 22,276    $ 30,472    $ 27,059
                                            =======     =======     =======

Ratio of earnings available for
  fixed charges to fixed charges               2.27        2.51        2.18
                                            =======     =======     =======


The accompanying Notes to Financial Statements are an integral part of these statements.














                                    12 of 21

                           NORDSTROM CREDIT, INC.
                               BALANCE SHEETS
                           (Dollars in thousands)

January 31,                                              2000          1999
-----------                                          --------      --------
ASSETS
------
Cash and cash equivalents                            $    224      $     91

Customer accounts receivable, net                     558,691       566,443

Other receivables                                       2,092         2,709

Land, buildings and equipment, net (at cost)            4,296         4,530

Deferred taxes and other assets                         7,082        10,705
                                                     --------      --------
                                                     $572,385      $584,478
                                                     ========      ========


LIABILITIES AND INVESTMENT OF NORDSTROM, INC.
---------------------------------------------
Commercial paper                                            -      $ 78,784

Note payable to Nordstrom, Inc.                      $169,080        62,000

Accrued interest, taxes and other                       5,365        10,030

Long-term debt                                        245,350       303,350
                                                     --------      --------
     Total liabilities                                419,795       454,164

Investment of Nordstrom, Inc.                         152,590       130,314
                                                     --------      --------
                                                     $572,385      $584,478
                                                     ========      ========


The accompanying Notes to Financial Statements are an integral part of these statements.







                                    13 of 21

                              NORDSTROM CREDIT, INC.
                     STATEMENTS OF INVESTMENT OF NORDSTROM, INC.
                   (Dollars in thousands except per share amounts)

                      Common Stock, $.50 par value,
                        100,000 shares authorized
                        -------------------------   Retained
                           Shares      Amount       Earnings       Total
                           ------      ------       --------       -----
Balance at
     February 1, 1997      10,000     $55,058        $67,725    $122,783

Net earnings                                          27,059      27,059

Dividends declared
     ($2,500 per share)                              (25,000)    (25,000)
                           ------     -------        -------    --------

Balance at
     January 31, 1998      10,000      55,058         69,784     124,842

Net earnings                                          30,472      30,472

Dividends declared
     ($2,500 per share)                              (25,000)    (25,000)
                           ------     -------        -------    --------

Balance at
     January 31, 1999      10,000      55,058         75,256     130,314

Net earnings                                          22,276      22,276
                           ------     -------        -------    --------

Balance at
     January 31, 2000      10,000     $55,058       $ 97,532    $152,590
                           ======     =======       ========    ========


The accompanying Notes to Financial Statements are an integral part of these statements.








                                   14 of 21

                            NORDSTROM CREDIT, INC.
                           STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

Year Ended January 31,                            2000      1999      1998
----------------------                         -------   -------   -------
OPERATING ACTIVITIES:
  Net earnings                                $ 22,276  $ 30,472  $ 27,059
  Adjustments to reconcile net earnings
    to net cash provided by
    operating activities:
    Depreciation and amortization                  616       711       873
    Change in:
      Other receivables                            617     3,429     7,736
      Deferred taxes and other assets            3,264     2,490    (1,456)
      Accrued interest, taxes and other         (4,665)  (14,900)    5,822
                                               -------   -------   -------

Net cash provided by operating activities       22,108    22,202    40,034
                                               -------   -------   -------

INVESTING ACTIVITIES:
  Decrease in customer
    accounts receivable, net                     7,752    69,977    53,130
  Additions to property and equipment, net         (23)       (9)       (6)
                                               -------   -------   -------

Net cash provided by investing activities        7,729    69,968    53,124
                                               -------   -------   -------

FINANCING ACTIVITIES:
  Payments of commercial paper, net            (78,784)  (29,236)   (5,750)
  Borrowings (payments) under notes payable
    to Nordstrom, Inc., net                    107,080    62,000   (54,000)
  Payments under notes payable to bank               -   (50,000)        -
  Proceeds from issuance of
    long-term debt, net                              -         -    91,644
  Principal payments on long-term debt         (58,000)  (50,000)  (50,000)
  Cash dividends paid to Nordstrom, Inc.             -   (25,000)  (75,000)
                                               -------   -------   -------

Net cash used in financing activities          (29,704)  (92,236)  (93,106)
                                               -------   -------   -------

Net increase (decrease) in cash and
  cash equivalents                                 133       (66)       52

Cash and cash equivalents at beginning
  of year                                           91       157       105
                                               -------   -------   -------

Cash and cash equivalents at end of year      $    224  $     91  $    157
                                               =======   =======   =======

The accompanying Notes to Financial Statements are an integral part of these statements.

                                   15 of 21

                           NORDSTROM CREDIT, INC.
                        NOTES TO FINANCIAL STATEMENTS
                           (Dollars in thousands)


NOTE 1 - DESCRIPTION OF BUSINESS

Nordstrom Credit, Inc. (the "Company"), a wholly-owned subsidiary of Nordstrom, Inc. ("Nordstrom"), was incorporated in the state of Washington in 1982 and reincorporated in the state of Colorado in 1990. The primary business of the Company is to finance customer accounts receivable generated under revolving charge accounts through sales of merchandise in Nordstrom stores ("Accounts") and, until August 1996, through purchases by customers using the Nordstrom fsb (formerly known as Nordstrom National Credit Bank, the "Bank") VISA cards ("VISA Accounts"). The Accounts and the VISA Accounts originate through the use of credit cards issued by the Bank, a national banking association organized as a wholly-owned subsidiary of Nordstrom effective August 30, 1991.

The Company and the Bank are parties to an operating agreement dated August 30, 1991 (the "Operating Agreement") pursuant to which the Company purchases Accounts from the Bank for a price equal to the amount of Accounts originated less an allowance for amounts to be written off (the "holdback allowance"). Under the terms of the Operating Agreement, the Bank performs the servicing functions for the Accounts and the Company pays the Bank a servicing fee based on the amount of such Accounts originated. The servicing fee rate was 2% during the years ended January 31, 1999 and 1998, and was increased to 2.3% effective February 1, 1999. In addition, effective February 1, 1999, the Company began paying a monthly marketing fee to the Bank for its marketing efforts to increase customer accounts receivable balances upon which the Company earns service charge income.

The Company and Nordstrom are parties to an investment agreement (the "Investment Agreement") dated October 8, 1984 which, among other things, governs ownership of Company stock and the financial relationships between Nordstrom and the Company. The Investment Agreement requires that Nordstrom maintain the Company's ratio of earnings available for fixed charges to fixed charges at not less than 1.25:1 and further requires that Nordstrom retain ownership of all the outstanding shares of stock of the Company.
This agreement does not, however, represent a guarantee by Nordstrom of the payment of any obligation of the Company.

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses in the accompanying financial statements. Actual results could differ from those estimates.







                                    16 of 21

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137, requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Adoption of this standard, on February 1, 2001, is not expected to have a material impact on the Company's financial statements.


Note 3 - Related Party Transactions

The Company owns an office building in Englewood, Colorado, and leases space in the building to the Bank under a month-to-month agreement. Rent received from the bank was $1,285 in 1999, 1998 and 1997. The Company also owns property adjacent to the office building on which Nordstrom located its data center during 1999. Rent received from Nordstrom in 1999 was $50.

Effective February 1, 1999, the Company pays a monthly marketing fee to the Bank for its marketing efforts to increase customer accounts receivable balances upon which the Company earns service charge income. The fee is based on the amount of revenue generated by the Company's customer accounts receivable. Fees paid to the Bank in 1999 were $7.2 million.


NOTE 4 - INTEREST, NET

The components of interest, net are as follows:

Year ended January 31,                    2000        1999        1998
----------------------                 -------     -------     -------
Notes payable to Nordstrom, Inc.       $ 6,611     $   536     $   767
Notes payable to bank                        -       1,624       2,789
Commercial paper                           137       5,399       4,295
Long-term debt                          20,460      24,027      28,624
                                       -------     -------     -------
Total interest cost                     27,208      31,586      36,475
Less:  Interest income                      (5)        (39)        (83)
                                       -------     -------     -------
Interest, net                          $27,203     $31,547     $36,392
                                       =======     =======     =======





                                   17 of 21

NOTE 5 - INCOME TAXES

The Company files consolidated income tax returns with Nordstrom. Income taxes have been provided on a separate return basis, and the difference between the effective tax rate and the statutory Federal income tax rate is due to the provision for state and local income taxes. At January 31, 2000 and 1999, amounts due to Nordstrom for income taxes totaled $1,600 and $1,900 and are included in Accrued interest, taxes and other. The components of income taxes are as follows:

Year ended January 31,                    2000          1999          1998
----------------------                 -------       -------       -------
Current income taxes:
  Federal                              $12,360       $18,040       $14,770
  State and local                          833           925           395
                                       -------       -------       -------
Total current income taxes              13,193        18,965        15,165
Deferred income taxes                     (793)       (1,865)          735
                                       -------       -------       -------
Total income taxes                     $12,400       $17,100       $15,900
                                       =======       =======       =======

Deferred income tax assets result from temporary differences in the timing of recognition of revenue and expenses for tax and financial reporting purposes. At January 31, 2000 and 1999, deferred tax assets are primarily related to the securitization of the VISA Accounts.


NOTE 6 -CUSTOMER ACCOUNTS RECEIVABLE

Customer accounts receivable, net, consists of the following:

January 31,                            2000                   1999
-----------                          --------               --------
Accounts                             $559,357               $584,047
Master Trust Certificates              15,172                  6,939
                                     --------               --------
                                      574,529                590,986
Holdback allowance                    (15,838)               (24,543)
                                     --------               --------
Customer accounts receivable, net    $558,691               $566,443
                                     ========               ========

The Company has no credit risk with respect to the Accounts, as Nordstrom bears the risk of credit loss with respect to these Accounts.


In August 1996, the Company sold substantially all of its outstanding VISA receivables to Nordstrom in connection with a securitization of the receivables. Nordstrom then sold the receivables to the Bank, which transferred the receivables to the Nordstrom Credit Card Master Trust (the "Trust") in return for certificates representing undivided interests in the Trust. A Class A certificate with a market value of $186,600 was sold to a third party, and a Class B certificate was purchased by the Company at an approximate market value of $9,000. The Class B certificate has a stated principal amount of $9,900, bears interest at 6.5% and is subordinated to the Class A certificate. The Company also purchased from the Bank a portion


                                   18 of 21
of its investment in the Trust (the "Seller's Interest") at an approximate market value of $4,100. The Bank retains the remaining Seller's Interest, and will continue to service all of the receivables on behalf of the Trust.

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

NOTE 7 - OTHER RECEIVABLES

Other receivables consists primarily of amounts due from the Bank for net activity in Accounts, less service fees due the Bank. These amounts are settled on a second business day basis.

NOTE 8 - NOTES PAYABLE AND COMMERCIAL PAPER

The note payable to Nordstrom represents amounts borrowed under an agreement dated July 17, 1997. Borrowings under the agreement bear interest at floating rates based on a published LIBOR rate (5.7% and 4.8% at January 31, 2000 and January 31, 1999, respectively) and are due upon demand.

The Company paid off its commercial paper during the first quarter of 1999.

A summary of notes payable and commercial paper is as follows:

Year ended January 31,                     2000         1999         1998
----------------------                 --------     --------     --------
Average daily borrowings outstanding:
  Nordstrom                            $122,166     $ 10,178     $ 13,991
  Other                                   2,598      127,853      126,501
Maximum amount outstanding:
  Nordstrom                             253,180       97,700      101,000
  Other                                  78,784      198,754      191,102
Weighted average interest rate:
  During the year:
     Nordstrom                           5.4%         5.3%         5.5%
     Other                               5.3%         5.5%         5.6%
  At year-end:
     Nordstrom                           5.7%         4.8%           -
     Other                                 -          5.2%         5.5%



                                   19 of 21

NOTE 9 - LONG-TERM DEBT

Long-term debt consists of the following:

January 31,                                         2000          1999
-----------                                     --------      --------
Medium-term notes, 7.00% - 8.67%,
    due 2000 - 2002                             $145,350      $203,350
Notes payable, 6.7%, due 2005                    100,000       100,000
                                                --------      --------
Total long-term debt                            $245,350      $303,350
                                                ========      ========

Aggregate principal payments on long-term debt are as follows:
2000 - $57,600, 2001 - $11,000, 2002 - $76,750, 2003 - $0,
2004 - $0, and after 2004 - $100,000.



NOTE 10 - SUPPLEMENTARY CASH FLOW INFORMATION

For purposes of the Statements of Cash Flows, the Company considers all short-term investments with a maturity at date of purchase of three months or less to be cash equivalents. The carrying amount approximates fair value because of the short maturity of these instruments.

Supplementary cash flow information is as follows:

Year Ended January 31,                            2000      1999      1998
----------------------                         -------   -------   -------
Cash paid during the year for:
    Interest                                   $27,996   $33,160   $35,210
    Income taxes paid to Nordstrom              12,700    19,700    13,300

NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of customer accounts receivable, notes payable and commercial paper approximates fair value because of the short maturity of these instruments.

The fair value of long-term debt at January 31, 2000 and 1999, estimated using quoted market prices of the same or similar issues with the same remaining term to maturity, was $240,319 and $316,583, respectively.


                                   20 of 21

                             NORDSTROM CREDIT, INC.
                         SCHEDULE II - VALUATION AND
                              QUALIFYING ACCOUNTS

                         (Dollars in thousands)

Column A          Column B       Column C                 Column D        Column E
                                 Additions               Deductions
-----------      ----------  --------------------    --------------------  -------
                                                          Account
                   Balance   Charged to   Charged        write-offs        Balance
                  beginning  costs and    to other         net of          end of
Description       of period   expenses    accounts       recoveries        period

-----------     -----------  ---------    --------       ----------        -------
Holdback allowance -
 customer accounts
 receivable

Year ended
 January 31, 1998   $26,793   $     -     $40,440*        $36,849         $30,384

Year ended
 January 31, 1999   $30,384   $     -     $23,827*        $29,668         $24,543

Year ended
 January 31, 2000   $24,543   $     -     $11,707*        $20,412         $15,838


* The Company purchases Accounts net of this amount which represents the allowance for uncollectible amounts. Bad debt expenses are reflected on the books of Nordstrom for Accounts generated through sales at Nordstrom stores.




















                                   21 of 21

                                 EXHIBIT INDEX


                EXHIBIT                                   METHOD OF FILING
------------------------------------------     -------------------------------
 3.1  Articles of Incorporation                Incorporated by reference from
                                               the Registrant's Form 10-K for
                                               the year ended January 31, 1991,
                                               Exhibit 3.1.

 3.2  By-laws                                  Incorporated by reference
                                               from the Registrant's Form
                                               10-K for the year ended January
                                               31, 1991, Exhibit 3.2.

 3.3  Amendment to the By-laws dated           Incorporated by reference from
       December 19, 1995                       Registrant's Form 10-K for the
                                               year ended January 31, 1996,
                                               Exhibit 3.3.

10.1  Investment Agreement dated October       Incorporated by reference from
       8, 1984 between Registrant and          Registrant's Form 10, Exhibit
       Nordstrom, Inc.                         10.1.

10.2  Operating Agreement dated August         Incorporated by reference from
       30, 1991 between Registrant and         Registrant's Form 10-Q for the
       Nordstrom National Credit Bank          quarter ended July 31, 1991,
                                               Exhibit 10.1, as amended.

10.3  Loan Agreement dated July 17,            Incorporated by reference from
       1997 between Registrant and             Registrant's Form 10-Q for the
       Nordstrom, Inc.                         quarter ended October 31, 1997,
                                               Exhibit 10.1.

10.4  Amendment to the Loan Agreement          Incorporated by reference from
       dated July 17, 1997 between             Registrant's Form 10-Q for the
       Registrant and Nordstrom, Inc.,         quarter ended October 31, 1997,
       dated September 3, 1997                 Exhibit 10.2.

10.5  Series 1996-A Supplement to Master       Incorporated by reference from
       Pooling and Servicing Agreement         Registrant's Form 10-Q for the
       dated August 14, 1996 between           quarter ended October 31, 1996,
       Registrant, Nordstrom National          Exhibit 10.3.
       Credit Bank and Norwest Bank
       Colorado, N.A., as trustee

10.6  Amendment to the Series 1996-A           Incorporated by reference from
       Supplement to Master Pooling and        Registrant's Form 10-K for the
       Servicing Agreement dated August        year ended January 31, 1998,
       14,1996 between Registrant,             Exhibit 10.13.
       Nordstrom National Credit Bank, and
       Norwest Bank Colorado, N.A., as
       trustee, dated December 10, 1997

10.7  Second amendment to the Series           Incorporated by reference from
       1996-A Supplement to Master Pooling     Registrant's Form 10-Q for the
       and Servicing Agreement dated           quarter ended April 30, 1999,
       August 14,1996 between Registrant,      Exhibit 10.1.
       Nordstrom National Credit Bank, and
       Norwest Bank Colorado, N.A., as
       trustee, dated February 28, 1999

10.8  Receivables Purchase Agreement dated     Incorporated by reference from
       August 14, 1996 between Registrant      Registrant's Form 10-K for the
       and Nordstrom, Inc.                     year ended January 31, 1997,
                                               Exhibit 10.10.

10.9  Participation Agreement dated            Incorporated by reference from
       August 14, 1996 between Registrant      Registrant's Form 10-K for the
       and Nordstrom National Credit Bank      year ended January 31, 1997,
                                               Exhibit 10.11.

12.1  Computation of Ratio of Earnings         Filed herewith electronically.
       Available for Fixed Charges to
       Fixed Charges

23.1  Independent Auditors' Consent            Filed herewith electronically.

27.1  Financial Data Schedule                  Filed herewith electronically.