Form 10-Q
period 2000-04-30
NORDSTROM CREDIT INC
filed 2000-06-13
CIK 757439

                               UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the quarterly period ended April 30, 2000


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


YES  X  	NO_____


On June 9, 2000 Registrant had 10,000 shares of Common stock
($.50 par value) outstanding; all such shares are owned by Registrant's parent, Nordstrom, Inc.

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

  Item 1.  Financial Statements (unaudited)

           Statements of Earnings
             Three months ended April 30, 2000
             and 1999                                                3

           Balance Sheets
             April 30, 2000 and 1999
             and January 31, 2000                                    4

           Statements of Cash Flows
             Three months ended April 30, 2000
             and 1999                                                5

           Notes to Financial Statements                             6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations             7

PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                          7



                            NORDSTROM CREDIT, INC.
                            STATEMENTS OF EARNINGS
                            (Dollars in thousands)
                                  (unaudited)

                                                       Three Months
                                                      Ended April 30,
                                                    ------------------
                                                      2000      1999
                                                    --------  --------
Service charge income                                $24,791   $24,864
Rental income from affiliates                            334       334
                                                    --------  --------
Total revenue                                         25,125    25,198

Expenses:
  Interest, net                                        6,309     6,624
  Servicing and marketing fees paid to
    Nordstrom fsb                                      9,199     6,183
  Other general and administrative                     3,722       278
                                                    --------  --------
Total expenses                                        19,230    13,085
                                                    --------  --------
Earnings before income taxes                           5,895    12,113
Income taxes                                           2,200     4,400
                                                    --------  --------
Net earnings                                         $ 3,695   $ 7,713
                                                    ========  ========
Ratio of earnings available for
  fixed charges to fixed charges                        1.93      2.83
                                                    ========  ========

These statements should be read in conjunction with the Notes to Financial Statements contained herein.


                            NORDSTROM CREDIT, INC.
                                BALANCE SHEETS
                            (Dollars in thousands)

                                     April 30,    January 31,    April 30,
                                       2000          2000          1999
                                    (unaudited)                 (unaudited)
                                    -----------   -----------   -----------
ASSETS
------
Cash and cash equivalents              $    257      $    224      $     69

Customer accounts receivable, net
  of allowance for doubtful accounts
  of $15,418, $15,838 and $21,753       548,072       558,691       516,298

Other receivables                            53         2,092           118

Land, buildings and
  equipment, net (at cost)                4,257         4,296         4,465

Deferred taxes and other assets           7,403         7,082         9,281
                                       --------   -----------      --------
                                       $560,042      $572,385      $530,231
                                       ========   ===========      ========

LIABILITIES AND INVESTMENT OF NORDSTROM, INC.
---------------------------------------------
Note payable to Nordstrom, Inc.        $182,055      $169,080      $ 81,940

Accrued interest, taxes and other        18,352         5,365         6,914

Long-term debt                          203,350       245,350       303,350
                                       --------   -----------      --------
  Total liabilities                     403,757       419,795       392,204

Investment of Nordstrom, Inc.           156,285       152,590       138,027
                                       --------   -----------      --------
                                       $560,042      $572,385      $530,231
                                       ========   ===========      ========

These statements should be read in conjunction with the Notes to Financial Statements contained herein.


                           NORDSTROM CREDIT, INC.
                          STATEMENTS OF CASH FLOWS
                           (Dollars in thousands)
                                (unaudited)

                                                       Three Months
                                                      Ended April 30,
                                                   ----------------------
                                                     2000          1999
                                                   --------      --------
OPERATING ACTIVITIES:
  Net earnings                                    $  3,695       $  7,713
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
    Depreciation and amortization                      150            164
    Change in:
      Other receivables                              2,039          2,591
      Deferred taxes and other assets                 (386)         1,325
      Accrued interest, taxes and other             12,987         (3,116)
                                                  --------       --------
Net cash provided by operating activities           18,485          8,677
                                                  --------       --------
INVESTING ACTIVITIES:
  Decrease in customer
    accounts receivable, net                        10,619         50,145
  Additions to property and equipment, net             (46)             -
                                                  --------       --------
Net cash provided by investing activities           10,573         50,145
                                                  --------       --------
FINANCING ACTIVITIES:
  Borrowings under note payable
    to Nordstrom, Inc., net                         12,975         19,940
  Payments of commercial paper, net                      -        (78,784)
  Principal payments on long-term debt             (42,000)             -
                                                  --------       --------
Net cash used in financing activities              (29,025)       (58,844)
                                                  --------       --------
Net increase (decrease) in cash
  and cash equivalents                                  33            (22)
Cash and cash equivalents
  at beginning of period                               224             91
                                                  --------       --------
Cash and cash equivalents at end of period        $    257       $     69
                                                  ========       ========

These statements should be read in conjunction with the Notes to Financial Statements contained herein.


                            NORDSTROM CREDIT, INC.
                        NOTES TO FINANCIAL STATEMENTS
                           (dollars in thousands)
                                (unaudited)

Note 1 - Basis of Presentation

The balance sheets of Nordstrom Credit, Inc. (the "Company"), a wholly owned subsidiary of Nordstrom, Inc. ("Nordstrom"), as of April 30, 2000 and 1999, and the related statements of earnings and cash flows for the periods then ended, have been prepared from the accounts without audit.

The financial information is applicable to interim periods and is not necessarily indicative of the results to be expected for the year ending January 31, 2001.

The financial statements should be read in conjunction with the Notes to Financial Statements contained in the Nordstrom Credit, Inc. Annual Report on Form 10-K for the year ended January 31, 2000.

In the opinion of management, the financial information includes all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position of the Company as of April 30, 2000 and 1999, and the results of its operations and cash flows for the periods then ended, in accordance with generally accepted accounting principles applied on a consistent basis.

Note 2 - Recent Accounting Pronouncements

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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Service charge income decreased for the quarter ended April 30, 2000, compared to the same period in 1999, primarily due to a reduction in the accounts receivable balances on which the Company earns service fees. The decrease was partially offset by an increase in income generated from the Company's investment in the VISA master trust as compared to the same period in 1999.

Interest expense decreased for the quarter, compared to the same period in 1999, due primarily to lower levels of debt outstanding.

Servicing and marketing fees paid to Nordstrom fsb (formerly known as Nordstrom National Credit Bank, "the Bank") increased primarily due to increased marketing costs associated with a new company-wide program, the "Reinvent" program, designed to stimulate credit card usage and generate new accounts.

Other general and administrative expenses increased for the quarter, compared to the same period in 1999, as a result of charges associated with the credit card rewards program wherein customers earn points from purchases at Nordstrom which are redeemable for merchandise at Nordstrom stores upon the accumulation of a specified number of points.

The Company does not own any significant information technology systems or related software. All significant systems utilized by the Company are owned by Nordstrom and the Bank, which services the customer accounts receivable of the Company. Nordstrom and the Bank transitioned into the Year 2000 without any material negative effects on their business, operations or financial condition.



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


                          NORDSTROM CREDIT, INC.
                            (Registrant)



                      /s/                      Michael G. Koppel
                      ------------------------------------------
                                               Michael G. Koppel
                         Vice President and Corporate Controller
                                   (Principal Accounting Officer)


Date:      June 12, 2000
------------------------

                                EXHIBIT INDEX


                EXHIBIT                                METHOD OF FILING
--------------------------------------         ---------------------------
27.1  Financial Data Schedule                  Filed herewith electronically