Form 10-Q
period 2000-07-31
NORDSTROM CREDIT INC
filed 2000-09-14
CIK 757439

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the quarterly period ended July 31, 2000


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


                            YES  X       NO
                               _____       _____


On September 8, 2000 Registrant had 10,000 shares of Common stock
($.50 par value) outstanding; all such shares are owned by Registrant's parent, Nordstrom, Inc.

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

  Item 1.  Financial Statements (unaudited)

           Statements of Earnings
             Three and Six months ended July 31, 2000
             and 1999                                                3

           Balance Sheets
             July 31, 2000 and 1999
             and January 31, 2000                                    4

           Statements of Cash Flows
             Six months ended July 31, 2000
             and 1999                                                5

           Notes to Financial Statements                             6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations             7

PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                          7



                            NORDSTROM CREDIT, INC.
                            STATEMENTS OF EARNINGS
                            (Dollars in thousands)
                                  (unaudited)

                                     Three Months          Six Months
                                    Ended July 31,       Ended July 31,
                                  ------------------   ------------------
                                    2000      1999       2000      1999
                                  --------  --------   --------  --------
Service charge income              $25,108   $23,639    $49,899   $48,503
Rental income from
  affiliates                           339       334        673       668
                                  --------  --------   --------  --------
Total revenue                       25,447    23,973     50,572    49,171

Expenses:
  Interest, net                      6,913     6,609     13,222    13,233
  Servicing and marketing fees
    paid to Nordstrom fsb           11,865    12,324     21,064    18,507
  Other general and
    administrative                   3,930       470      7,652       748
                                  --------  --------   --------  --------
Total expenses                      22,708    19,403     41,938    32,488
                                  --------  --------   --------  --------
Earnings before income taxes         2,739     4,570      8,634    16,683
Income taxes                         1,000     1,600      3,200     6,000
                                  --------  --------   --------  --------
Net earnings                       $ 1,739   $ 2,970    $ 5,434   $10,683
                                  ========  ========   ========  ========
Ratio of earnings
  available for fixed
  charges to fixed charges            1.40      1.69       1.65      2.26
                                  ========  ========   ========  ========

These statements should be read in conjunction with the Notes to Financial Statements contained herein.

                            NORDSTROM CREDIT, INC.
                                BALANCE SHEETS
                            (Dollars in thousands)
                                  (unaudited)

                                     July 31,    January 31,     July 31,
                                       2000          2000          1999
                                    -----------   -----------   -----------
ASSETS
------
Cash and cash equivalents              $  1,335      $    224      $     87

Customer accounts receivable, net
  of allowance for doubtful accounts
  of $15,364, $15,838 and $21,498       608,382       558,691       570,917

Other receivables                            60         2,092            55

Land, buildings and
  equipment, net (at cost)                4,402         4,296         4,403

Deferred taxes and other assets           7,671         7,082         9,476
                                       --------   -----------      --------
                                       $621,850      $572,385      $584,938
                                       ========   ===========      ========

LIABILITIES AND INVESTMENT OF NORDSTROM, INC.
---------------------------------------------
Note payable to Nordstrom, Inc.        $256,880      $169,080      $127,080

Payable to affiliates                    13,713             -         7,444

Accrued interest, taxes and other         5,483         5,365         6,067

Long-term debt                          187,750       245,350       303,350
                                       --------   -----------      --------
  Total liabilities                     463,826       419,795       443,941

Investment of Nordstrom, Inc.           158,024       152,590       140,997
                                       --------   -----------      --------
                                       $621,850      $572,385      $584,938
                                       ========   ===========      ========

These statements should be read in conjunction with the Notes to Financial Statements contained herein.

                           NORDSTROM CREDIT, INC.
                          STATEMENTS OF CASH FLOWS
                           (Dollars in thousands)
                                (unaudited)

                                                        Six Months
                                                       Ended July 31,
                                                   ----------------------
                                                     2000          1999
                                                   --------      --------
OPERATING ACTIVITIES:
  Net earnings                                     $  5,434      $ 10,683
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
    Depreciation and amortization                       283           325
    Change in:
      Other receivables                               2,032         2,654
      Deferred taxes and other assets                  (708)        1,032
      Other liabilities                              13,831         3,481
                                                   --------      --------
Net cash provided by operating activities            20,872        18,175
                                                   --------      --------
INVESTING ACTIVITIES:
  Decrease in customer
    accounts receivable, net                        (49,691)       (4,474)
  Additions to property and equipment, net             (270)           (1)
                                                   --------      --------
Net cash used in investing activities               (49,961)       (4,475)
                                                   --------      --------
FINANCING ACTIVITIES:
  Borrowings under note payable
    to Nordstrom, Inc., net                          87,800        65,080
  Payments of commercial paper, net                       -       (78,784)
  Principal payments on long-term debt              (57,600)            -
                                                   --------      --------
Net cash provided by (used
  in) financing activities                           30,200       (13,704)
                                                   --------      --------
Net increase (decrease) in cash
  and cash equivalents                                1,111            (4)
Cash and cash equivalents
  at beginning of period                                224            91
                                                   --------      --------
Cash and cash equivalents at end of period         $  1,335      $     87
                                                   ========      ========

These statements should be read in conjunction with the Notes to Financial Statements contained herein.

                            NORDSTROM CREDIT, INC.
                        NOTES TO FINANCIAL STATEMENTS
                           (dollars in thousands)
                                (unaudited)

Note 1 - Basis of Presentation

The balance sheets of Nordstrom Credit, Inc. (the "Company"), a wholly owned subsidiary of Nordstrom, Inc. ("Nordstrom"), as of July 31, 2000 and 1999, and the related statements of earnings and cash flows for the periods then ended, have been prepared from the accounts without audit.

The financial information is applicable to interim periods and is not necessarily indicative of the results to be expected for the year ending January 31, 2001.

The financial statements should be read in conjunction with the Notes to Financial Statements contained in the Nordstrom Credit, Inc. Annual Report on Form 10-K for the year ended January 31, 2000.

In the opinion of management, the financial information includes all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position of the Company as of July 31, 2000 and 1999, and the results of its operations and cash flows for the periods then ended, in accordance with accounting principles generally accepted in the United States of America applied on a consistent basis.

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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Service charge income increased for the quarter ended July 31, 2000, compared to the same period in 1999, primarily due to an increase in the accounts receivable balances on which the Company earns service fees. Service charge income increased for the six-month period ended July 31, 2000, compared to the same period in 1999, primarily due to an increase in finance charge rates. The increase for the quarter and the six-month period was also due to an increase in income generated from the Company's investment in the VISA master trust as compared to the same periods in 1999.

Servicing and marketing fees paid to Nordstrom fsb (formerly known as Nordstrom National Credit Bank) increased for the six-month period ended July 31, 2000, primarily due to increased marketing costs associated with a new company-wide program, the "Reinvent" program, designed to stimulate credit card usage and generate new accounts.

Other general and administrative expenses increased for the quarter and the six-month period ended July 31, 2000, compared to the same periods in 1999, as a result of charges associated with the Nordstrom credit card rewards program wherein customers earn points from purchases at Nordstrom which are redeemable for merchandise at Nordstrom stores upon the accumulation of a specified number of points.



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


Date:   September 13, 2000
--------------------------

                                EXHIBIT INDEX


                EXHIBIT                                METHOD OF FILING
--------------------------------------         ---------------------------
27.1  Financial Data Schedule                  Filed herewith electronically