Form 10-Q
period 2000-10-31
NORDSTROM CREDIT INC
filed 2000-12-15
CIK 757439

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the quarterly period ended October 31, 2000


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


                            YES  X       NO
                               _____       _____


On December 8, 2000, Registrant had 10,000 shares of Common stock
($.50 par value) outstanding; all such shares are owned by Registrant's parent, Nordstrom, Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL
INSTRUCTION H(1)(A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING
THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                            NORDSTROM CREDIT, INC.
                            ----------------------
                                    INDEX
                                    -----

                                                                   Page
                                                                  Number
                                                                  ------

PART I.   FINANCIAL INFORMATION

  Item 1.  Financial Statements (unaudited)
           Statements of Earnings
             Three and Nine months ended October 31, 2000
             and 1999                                                3

           Balance Sheets
             October 31, 2000 and 1999
             and January 31, 2000                                    4

           Statements of Cash Flows
             Nine months ended October 31, 2000
             and 1999                                                5

           Notes to Financial Statements                             6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations             7

PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                          7



                            NORDSTROM CREDIT, INC.
                            STATEMENTS OF EARNINGS
                            (Dollars in thousands)
                                  (unaudited)

                                     Three Months         Nine Months
                                   Ended October 31,    Ended October 31,
                                  ------------------   ------------------
                                    2000      1999       2000      1999
                                  --------  --------   --------  --------
Service charge income              $26,885   $24,115    $76,784   $72,618
Rental income from
  affiliates                           336       334      1,009     1,002
                                  --------  --------   --------  --------
Total revenue                       27,221    24,449     77,793    73,620

Expenses:
  Interest, net                      7,492     6,573     20,714    19,806
  Servicing and marketing fees
    paid to Nordstrom fsb            9,995     6,851     31,059    25,358
  Other general and
    administrative                   5,396       376     13,048     1,124
                                  --------  --------   --------  --------
Total expenses                      22,883    13,800     64,821    46,288
                                  --------  --------   --------  --------
Earnings before income taxes         4,338    10,649     12,972    27,332
Income taxes                         1,600     3,900      4,800     9,900
                                  --------  --------   --------  --------
Net earnings                       $ 2,738   $ 6,749    $ 8,172   $17,432
                                  ========  ========   ========  ========
Ratio of earnings
  available for fixed
  charges to fixed charges            1.58      2.62       1.63      2.38
                                  ========  ========   ========  ========

These statements should be read in conjunction with the Notes to Financial Statements contained herein.


                            NORDSTROM CREDIT, INC.
                                BALANCE SHEETS
                            (Dollars in thousands)
                                  (unaudited)

                                    October 31,   January 31,   October 31,
                                       2000          2000          1999
                                    -----------   -----------   -----------
ASSETS
------
Cash and cash equivalents              $  1,230      $    224      $      1

Customer accounts receivable, net
  of allowance for doubtful accounts
  of $15,239, $15,838 and $18,303       587,795       558,691       525,483

Other receivables                         1,552         2,092           108

Land, buildings and
  equipment, net (at cost)                4,482         4,296         4,353

Deferred taxes and other assets           7,998         7,082         9,391
                                       --------   -----------      --------
                                       $603,057      $572,385      $539,336
                                       ========   ===========      ========

LIABILITIES AND INVESTMENT OF NORDSTROM, INC.
---------------------------------------------
Note payable to Nordstrom, Inc.        $245,580      $169,080      $134,380

Accrued interest, taxes and other         8,965         5,365        11,860

Long-term debt                          187,750       245,350       245,350
                                       --------   -----------      --------
  Total liabilities                     442,295       419,795       391,590

Investment of Nordstrom, Inc.           160,762       152,590       147,746
                                       --------   -----------      --------
                                       $603,057      $572,385      $539,336
                                       ========   ===========      ========

These statements should be read in conjunction with the Notes to Financial Statements contained herein.


                           NORDSTROM CREDIT, INC.
                          STATEMENTS OF CASH FLOWS
                           (Dollars in thousands)
                                (unaudited)

                                                        Nine Months
                                                      Ended October 31,
                                                   ----------------------
                                                     2000          1999
                                                   --------      --------
OPERATING ACTIVITIES:
  Net earnings                                     $  8,172      $ 17,432
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
    Depreciation and amortization                       417           473
    Change in:
      Other receivables                                 540         2,601
      Deferred taxes and other assets                (1,091)        1,031
      Other liabilities                               3,600         1,830
                                                   --------      --------
Net cash provided by operating activities            11,638        23,367
                                                   --------      --------
INVESTING ACTIVITIES:
  (Increase) decrease in customer
    accounts receivable, net                        (29,104)       40,960
  Additions to property and equipment, net             (428)          (13)
                                                   --------      --------
Net cash (used in) provided by
  investing activities                              (29,532)       40,947
                                                   --------      --------
FINANCING ACTIVITIES:
  Borrowings under note payable
    to Nordstrom, Inc., net                          76,500        72,380
  Payments of commercial paper, net                       -       (78,784)
  Principal payments on long-term debt              (57,600)      (58,000)
                                                   --------      --------
Net cash provided by (used
  in) financing activities                           18,900       (64,404)
                                                   --------      --------
Net increase (decrease) in cash
  and cash equivalents                                1,006           (90)
Cash and cash equivalents
  at beginning of period                                224            91
                                                   --------      --------
Cash and cash equivalents at end of period         $  1,230      $      1
                                                   ========      ========

These statements should be read in conjunction with the Notes to Financial Statements contained herein.


                            NORDSTROM CREDIT, INC.
                        NOTES TO FINANCIAL STATEMENTS
                           (dollars in thousands)
                                (unaudited)

Note 1 - Basis of Presentation

The balance sheets of Nordstrom Credit, Inc. (the "Company"), a wholly owned subsidiary of Nordstrom, Inc. ("Nordstrom"), as of October 31, 2000 and 1999, and the related statements of earnings and cash flows for the periods then ended, have been prepared from the accounts without audit.

The financial information is applicable to interim periods and is not necessarily indicative of the results to be expected for the year ending January 31, 2001.

The financial statements should be read in conjunction with the Notes to Financial Statements contained in the Nordstrom Credit, Inc. Annual Report on Form 10-K for the year ended January 31, 2000.

In the opinion of management, the financial information includes all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position of the Company as of October 31, 2000 and 1999, and the results of its operations and cash flows for the periods then ended, in accordance with accounting principles generally accepted in the United States of America applied on a consistent basis.

Note 2 - Recent Accounting Pronouncements

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting For Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and No. 138, requires the Company to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Adoption of this standard in the fiscal year beginning February 1, 2001, is not expected to have a material impact on the Company's financial statements.

In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140"), a replacement of Statement 125 with the same title. It revises the standards for securitizations and other transfers of financial assets and collateral and requires certain additional disclosures, but otherwise retains most of SFAS No. 125's provisions. SFAS No. 140 is effective for transfers after March 31, 2001 with certain disclosures required for periods ending on or after December 31, 2000. Adoption of the accounting provisions of this standard is not expected to have a material impact on the Company's financial statements.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Service charge income increased for the quarter and the nine-month period ended October 31, 2000, compared to the same periods in 1999, primarily due to an increase in the accounts receivable balances on which the Company earns service fees. The increase for the nine-month period was also due to an increase in income generated from the Company's investment in the VISA master trust as compared to the same period in 1999.

Interest expense increased for the quarter and the nine-month period ended October 31, 2000, compared to the same periods in 1999, primarily due to an increase in short-term debt outstanding and the related interest rates.

Servicing and marketing fees paid to Nordstrom fsb (formerly known as Nordstrom National Credit Bank) increased for the nine-month period ended October 31, 2000, primarily due to increased marketing costs associated with a new company-wide program, the "Reinvent" program, which has resulted in an increase in Nordstrom credit card usage and new accounts.

Other general and administrative expenses increased for the quarter and the nine-month period ended October 31, 2000, compared to the same periods in 1999, as a result of charges associated with the Nordstrom credit card rewards program wherein customers earn points from purchases at Nordstrom which are redeemable for merchandise at Nordstrom stores upon the accumulation of a specified number of points.



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


Date:    December 8, 2000
-------------------------

                                EXHIBIT INDEX


                EXHIBIT                                METHOD OF FILING
--------------------------------------         ---------------------------
27.1  Financial Data Schedule                  Filed herewith electronically