Form 10-K
period 2001-01-31
NORDSTROM CREDIT INC
filed 2001-04-24
CIK 757439

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended January 31, 2001

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________to________

                         Commission file number 0-12994

                             Nordstrom Credit, Inc.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                    Colorado                              91-1181301
        --------------------------------             -------------------
        (State or other jurisdiction of                  (IRS Employer
         incorporation or organization)               Identification No.)

                 13531 East Caley, Englewood, Colorado    80111
             -------------------------------------------------------
               (Address of principal executive offices) (Zip code)

        Registrant's telephone number, including area code: 303-397-4700

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.50 par value
                         -------------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /



                                     1 of 23

On March 31, 2001 Registrant had 10,000 shares of common stock ($.50 par value) outstanding; all such shares are owned by Registrant's parent, Nordstrom, Inc.

The Registrant meets the conditions set forth in General Instruction I(1)(a) and
(b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.



                                     2 of 23

                                     PART I


Item 1.  Business.

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


                                 PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters.

The class of securities registered is the Company's common stock, $.50 par value per share. There are 100,000 shares of authorized common stock, of which 10,000 shares were issued and outstanding as of March 31, 2001. The Company's common stock is owned entirely by its parent, Nordstrom, Inc. ("Nordstrom"). The stock has not been traded and, accordingly, no market value has been established. No dividends were paid in the fiscal years ended January 31, 2001 and 2000.


Item 6.  Selected Financial Data.

Not required under reduced disclosure format.



                                     3 of 23

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Service charge income increased in 2000 as compared to 1999 due primarily to an increase in the accounts receivable balances on which the Company earns service fees.

Net interest expense increased in 2000 as compared to 1999 due primarily to an increase in short-term debt outstanding and an increase in the related interest rates.

Servicing and marketing fees paid to Nordstrom fsb (formerly known as Nordstrom National Credit Bank) increased in 2000 as compared to 1999 due primarily to increased marketing costs associated with a company-wide brand advertising program. This resulted in an increase in Nordstrom credit card usage and new accounts and consequently led to higher servicing fees based on increased charge sales.

Other general and administrative expenses increased in 2000 as compared to 1999 as a result of charges associated with the Nordstrom credit card rewards program wherein customers earn points from purchases at Nordstrom which are redeemable for merchandise at Nordstrom stores upon the accumulation of a specified number of points.

Certain other information required under this item is included in Notes 1, 2 and 6 to the Financial Statements on pages 16, 17, 18 and 19, respectively, of this report, which are incorporated herein by reference.


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



                                     4 of 23

The table below presents principal amounts and related weighted average interest rates by year of maturity. All items described in the table are non-trading and are stated in U.S. dollars.

                                                                                                      Fair Value
                                                                                                      January 31,
Dollars in thousands        2001     2002     2003    2004    2005    Thereafter     Total          2001      2000
------------------------------------------------------------------------------------------------------------------
INTEREST RATE RISK

ASSETS
Customer accounts
 receivable             $661,655                                                  $661,655      $661,655  $574,529
  Variable interest
    rate*                  20.8%                                                     20.8%

LIABILITIES
Note payable to
 Nordstrom, Inc.        $301,430                                                  $301,430      $301,430   169,080
  Year end
    interest rate           5.4%                                                      5.4%

Long-term debt          $ 11,000  $76,750       -        -  $100,000          -   $187,750      $183,666  $240,319
  Fixed average
    interest rate           8.7%     7.3%       -        -      6.7%          -       7.0%

* This is the Company's interest rate on customer accounts receivable, which is a floating rate based on prime. The actual effective interest rate is lower due to accounts which are paid off within 30 days and defaults.


Item 8.  Financial Statements and Supplementary Data.

     A)  Financial Statements and Supplementary Data

         The financial statements and notes to the financial statements listed in the Index to Financial Statements and Schedule on page 10 of this report are incorporated herein by reference.

     B)  Other Financial Statements and Schedule

         The schedule required under Regulation S-X is filed pursuant to
         Item 14 of this report.



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None



                                     5 of 23

                                    PART III



Item 10. Directors and Executive Officers of the Registrant.

Not required under reduced disclosure format.


Item 11. Executive Compensation.

Not required under reduced disclosure format.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

Not required under reduced disclosure format.


Item 13. Certain Relationships and Related Transactions.

Not required under reduced disclosure format.


                                     PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)1.    Financial Statements

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


                                     6 of 23

(a)3.    Exhibits

  (3.1) Articles of Incorporation of the Registrant are hereby incorporated by reference from the Registrant's Form 10-K for the year ended
         January 31, 1991, Exhibit 3.1.

  (3.2)  By-laws of the Registrant, as amended and restated on December
         19, 1995, are hereby incorporated by reference from the Registrant's Form 10-K for the year ended January 31, 1996, Exhibit
         3.3.

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

 (10.3) First Amendment to the Operating Agreement dated August 30, 1991 between Registrant and Nordstrom National Credit Bank, dated
         March 1, 2000 is filed herein as an Exhibit.

 (10.4)  Corporate Services Agreement dated February 1, 2001 between
         Registrant and Nordstrom federal savings bank (fsb) is filed herein as an Exhibit.

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

 (10.8)  Amendment to the Series 1996-A Supplement to Master Pooling and
         Servicing Agreement dated August 14, 1996 between Registrant,
         Nordstrom National Credit Bank and Norwest Bank Colorado, N.A., as trustee, dated December 10, 1997, is hereby incorporated by reference from the Registrant's Form 10-K for the year ended
         January 31, 1998, Exhibit 10.13.



                                     7 of 23

 (10.9) Second Amendment to the Series 1996-A Supplement to Master Pooling and Servicing Agreement dated August 14, 1996 between Registrant,
         Nordstrom National Credit Bank and Norwest Bank Colorado, N.A., as trustee, dated February 28, 1999, is hereby incorporated by reference from the Registrant's Form 10-Q for the quarter ended
         April 30, 1999, Exhibit 10.1.

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



                                     8 of 23

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 NORDSTROM CREDIT, INC.
                                 (Registrant)

Date: April 24, 2001           /s/                        Michael G. Koppel
      -----------------        --------------------------------------------
                                                          Michael G. Koppel
                               by:  Vice President and Corporate Controller



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/                  Kevin T. Knight    /s/               Blake W. Nordstrom
------------------------------------    ------------------------------------
                     Kevin T. Knight                      Blake W. Nordstrom
              Director and President                                Director
       (Principal Executive Officer)

/s/                Michael G. Koppel    /s/                  Carol S. Powell
------------------------------------    ------------------------------------
                   Michael G. Koppel                         Carol S. Powell
                  Vice President and                                Director
                Corporate Controller
            (Principal Financial and
                 Accounting Officer)



Date:  April 24, 2001
       --------------



                                     9 of 23

                             NORDSTROM CREDIT, INC.
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                       Page
                                                                      Number
                                                                      ------
Independent Auditors' Report                                            11

Statements of Earnings                                                  12

Balance Sheets                                                          13

Statements of Investment of Nordstrom, Inc.                             14

Statements of Cash Flows                                                15

Notes to Financial Statements                                           16

Additional financial information required to be furnished -

      Financial Statement Schedule:

      Schedule II - Valuation and Qualifying Accounts                   23

All other schedules have been omitted because they are inapplicable, not required or the information is included elsewhere in the financial statements or notes thereto.



                                    10 of 23

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Nordstrom Credit, Inc.
Englewood, Colorado

We have audited the accompanying balance sheets of Nordstrom Credit, Inc. (the "Company") as of January 31, 2001 and 2000, and the related statements of earnings, investment of Nordstrom, Inc. and cash flows for each of the three years in the period ended January 31, 2001. Our audits also included the financial statement schedule listed in the accompanying Index to Financial Statements and Schedule. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Nordstrom Credit, Inc. as of January 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ Deloitte & Touche LLP
Seattle, Washington
April 6, 2001



                                    11 of 23

                             NORDSTROM CREDIT, INC.
                             STATEMENTS OF EARNINGS
                             (Dollars in thousands)

Year Ended January 31,                         2001        2000        1999
----------------------                      -------     -------     -------
Revenue:
     Service charge income                 $106,440    $ 98,479    $106,734
     Rental income from affiliates            1,346       1,335       1,285
                                            -------     -------     -------
  Total revenue                             107,786      99,814     108,019

Expenses:
     Interest, net                           29,322      27,203      31,547
     Servicing and marketing
       fees paid to Nordstrom fsb            42,452      36,206      27,378
     Other general and administrative        20,747       1,729       1,522
                                            -------     -------     -------
  Total expenses                             92,521      65,138      60,447
                                            -------     -------     -------
Earnings before income taxes                 15,265      34,676      47,572
Income taxes                                  5,700      12,400      17,100
                                            -------     -------     -------

Net earnings                               $  9,565    $ 22,276    $ 30,472
                                            =======     =======     =======

Ratio of earnings available for
  fixed charges to fixed charges               1.52        2.27        2.51
                                            =======     =======     =======



The accompanying Notes to Financial Statements are an integral part of these statements.



                                    12 of 23

                             NORDSTROM CREDIT, INC.
                                 BALANCE SHEETS
                             (Dollars in thousands)

January 31,                                              2001          2000
-----------                                          --------      --------
ASSETS

Cash and cash equivalents                            $    152      $    224

Customer accounts receivable, net                     645,124       558,691

Other receivables                                       7,236         2,092

Land, buildings and equipment, net (at cost)            4,471         4,296

Deferred taxes and other assets                         5,918         7,082
                                                     --------      --------
                                                     $662,901      $572,385
                                                     ========      ========


LIABILITIES AND INVESTMENT OF NORDSTROM, INC.

Note payable to Nordstrom, Inc.                      $301,430      $169,080

Accrued interest, taxes and other                      11,566         5,365

Long-term debt                                        187,750       245,350
                                                     --------      --------
     Total liabilities                                500,746       419,795

Investment of Nordstrom, Inc.                         162,155       152,590
                                                     --------      --------
                                                     $662,901      $572,385
                                                     ========      ========



The accompanying Notes to Financial Statements are an integral part of these statements.



                                    13 of 23

                             NORDSTROM CREDIT, INC.
                   STATEMENTS OF INVESTMENT OF NORDSTROM, INC.
                 (Dollars in thousands except per share amounts)

                      Common Stock, $.50 par value,
                        100,000 shares authorized
                        -------------------------   Retained
                           Shares      Amount       Earnings       Total
                           ------      ------       --------       -----
Balance at
     February 1, 1998      10,000     $55,058        $69,784    $124,842

Net earnings                                          30,472      30,472

Dividends declared
     ($2,500 per share)                              (25,000)    (25,000)
                           ------     -------        -------    --------

Balance at
     January 31, 1999      10,000      55,058         75,256     130,314

Net earnings                                          22,276      22,276
                           ------     -------        -------    --------

Balance at
     January 31, 2000      10,000     $55,058         97,532     152,590

Net earnings                                           9,565       9,565

                           ------     -------        -------     -------
Balance at
     January 31, 2001      10,000     $55,058       $107,097    $162,155
                           ======     =======       ========    ========


The accompanying Notes to Financial Statements are an integral part of these statements.



                                    14 of 23

                             NORDSTROM CREDIT, INC.
                            STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

Year Ended January 31,                            2001      2000      1999
----------------------                         -------   -------   -------
OPERATING ACTIVITIES:
  Net earnings                                $  9,565  $ 22,276  $ 30,472
  Adjustments to reconcile net earnings
    to net cash provided by
    operating activities:
    Depreciation and amortization                  549       616       711
    Change in:
      Other receivables                         (5,144)      617     3,429
      Deferred taxes and other assets              935     3,264     2,490
      Accrued interest, taxes and other          6,201    (4,665)  (14,900)
                                               -------   -------   -------

Net cash provided by operating activities       12,106    22,108    22,202
                                               -------   -------   -------

INVESTING ACTIVITIES:
 (Increase) decrease in customer
    accounts receivable, net                   (86,433)    7,752    69,977
  Additions to property and equipment, net        (495)      (23)       (9)
                                               -------   -------   -------

Net cash (used in) provided by investing
 activities                                    (86,928)    7,729    69,968
                                               -------   -------   -------

FINANCING ACTIVITIES:
  Payments of commercial paper, net                  -   (78,784)  (29,236)
  Borrowings under note payable
    to Nordstrom, Inc., net                    132,350   107,080    62,000
  Payments under notes payable to bank               -         -   (50,000)
  Principal payments on long-term debt         (57,600)  (58,000)  (50,000)
  Cash dividends paid to Nordstrom, Inc.             -         -   (25,000)
                                               -------   -------   -------

Net cash provided by (used in) financing
  activities                                    74,750   (29,704)  (92,236)
                                               -------   -------   -------
Net (decrease) increase in cash and
  cash equivalents                                 (72)      133       (66)

Cash and cash equivalents at beginning
  of year                                          224        91       157
                                               -------   -------   -------

Cash and cash equivalents at end of year      $    152  $    224  $     91
                                               =======   =======   =======


The accompanying Notes to Financial Statements are an integral part of these statements.



                                    15 of 23

                             NORDSTROM CREDIT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             (Dollars in thousands)


NOTE 1 - DESCRIPTION OF BUSINESS

Nordstrom Credit, Inc. (the "Company"), a wholly-owned subsidiary of Nordstrom, Inc. ("Nordstrom"), was incorporated in the state of Washington in 1982 and reincorporated in the state of Colorado in 1990. The primary business of the Company is to finance customer accounts receivable generated under revolving charge accounts through sales of merchandise in Nordstrom stores ("Accounts") and, until August 1996, through purchases by customers using the Nordstrom fsb (formerly known as Nordstrom National Credit Bank, the "Bank") VISA cards ("VISA Accounts"). The Accounts and the VISA Accounts originate through the use of credit cards issued by the Bank, a federal savings association (formerly a national banking association) organized as a wholly-owned subsidiary of Nordstrom effective August 30, 1991.

The Company and the Bank are parties to an operating agreement dated August 30, 1991, as amended on March 1, 2000 (the "Operating Agreement") pursuant to which the Company purchases Accounts from the Bank for a price equal to the amount of Accounts originated less an allowance for amounts to be written off (the "holdback allowance"). Under the terms of the Operating Agreement, the Bank performs the servicing functions for the Accounts and the Company pays the Bank a servicing fee based on the amount of such Accounts originated. The servicing fee rate is 2.3% effective February 1, 1999. The Company also pays a monthly marketing fee to the Bank for its marketing efforts to increase customer accounts receivable balances upon which the Company earns service charge income.

In the first quarter of 2000, the Company implemented a customer loyalty program for the Nordstrom private label credit card. Customers earn reward points based on their spending habits. Upon the accumulation of a specified number of points, the customer is given a merchandise certificate to be redeemed at any Nordstrom store. The expense is accrued by the Company as the reward points are earned. When the merchandise certificate is issued, the liability is assumed by Nordstrom. The total dollar amount of the certificate liability transferred from the Company to Nordstrom during 2000 was $16,897.



                                    16 of 23

The Company and Nordstrom are parties to an investment agreement (the "Investment Agreement") dated October 8, 1984, which, among other things, governs ownership of Company stock and the financial relationships between Nordstrom and the Company. The Investment Agreement requires that Nordstrom maintain the Company's ratio of earnings available for fixed charges to fixed charges at not less than 1.25:1 and further requires that Nordstrom retain ownership of all the outstanding shares of stock of the Company. This agreement does not, however, represent a guarantee by Nordstrom of the payment of any obligation of the Company.

The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses in the accompanying financial statements. Actual results could differ from those estimates.


NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and 138, requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Adoption of this standard, in the fiscal year beginning February 1, 2001, did not have a material impact on the Company's financial statements.


NOTE 3 - RELATED PARTY TRANSACTIONS

The Company owns an office building in Englewood, Colorado, and leases space in the building to the Bank under a ten-year term, paid on a month-to-month basis, ending August 30, 2001. Rent received from the bank was $1,285 in 2000, 1999, and 1998. The Company also owns property adjacent to the office building on which Nordstrom located its data center during 1999. Rent received from Nordstrom for the data center, under a month-to-month agreement, was $61 and $50 in 2000 and 1999, respectively.

Effective 1999, the Company pays a monthly marketing fee to the Bank for its marketing efforts to increase customer accounts receivable balances upon which the Company earns service charge income. The fee is based on the amount of revenue generated by the Company's customer accounts receivable. Fees paid to the Bank were $10,300 and $7,200 for 2000 and 1999, respectively.



                                    17 of 23

NOTE 4 - INTEREST, NET

The components of interest, net are as follows:

Year ended January 31,                   2001        2000        1999
----------------------                -------     -------     -------
Note payable to Nordstrom, Inc.       $15,487     $ 6,611     $   536
Notes payable to bank                       -           -       1,624
Commercial paper                            -         137       5,399
Long-term debt                         13,852      20,460      24,027
                                      -------     -------     -------
Total interest cost                    29,339      27,208      31,586
Less:  Interest income                    (17)         (5)        (39)
                                      -------     -------     -------
Interest, net                         $29,322     $27,203     $31,547
                                      =======     =======     =======


NOTE 5 - INCOME TAXES

The Company files consolidated income tax returns with Nordstrom. Income taxes have been provided on a separate return basis, and the difference between the effective tax rate and the statutory Federal income tax rate is due to the provision for state and local income taxes. At January 31, 2001 and 2000, amounts due to Nordstrom for income taxes totaled $1,200 and $1,600 and are included in Accrued interest, taxes and other. The components of income taxes are as follows:

Year ended January 31,                    2001          2000          1999
----------------------                 -------       -------       -------
Current income taxes:
  Federal                              $ 3,780       $12,360       $18,040
  State and local                          370           833           925
                                       -------       -------       -------
Total current income taxes               4,150        13,193        18,965
Deferred income taxes                    1,550          (793)       (1,865)
                                       -------       -------       -------
Total income taxes                     $ 5,700       $12,400       $17,100
                                       =======       =======       =======

Deferred income tax assets result from temporary differences in the timing of recognition of revenue and expenses for tax and financial reporting purposes. At January 31, 2001 and 2000, deferred tax assets are primarily related to the securitization of the VISA Accounts (See Note 6).



                                    18 of 23

NOTE 6 - CUSTOMER ACCOUNTS RECEIVABLE

Customer accounts receivable, net, consists of the following:

January 31,                            2001                   2000
-----------                          --------               --------
Accounts                             $642,951               $559,357
Master trust certificates              18,704                 15,172
                                     --------               --------
                                      661,655                574,529
Holdback allowance                    (16,531)               (15,838)
                                     --------               --------
Customer accounts receivable, net    $645,124               $558,691
                                     ========               ========

The Company has no credit risk with respect to the Accounts, as Nordstrom bears the risk of credit loss.

In August 1996, the Company sold substantially all of its outstanding VISA receivables to Nordstrom in connection with a securitization of the receivables. Nordstrom then sold the receivables to the Bank, which transferred the receivables to the Nordstrom Credit Card Master Trust (the "Trust") in return for certificates representing undivided interests in the Trust. A Class A certificate with a market value of $186,600 was sold to a third party, and a Class B certificate was purchased by the Company at an approximate market value of $9,000. The Class B certificate had a stated principal amount of $9,900, bears interest at 6.5% and is subordinated to the Class A certificate. The Company also purchased from the Bank a portion of its investment in the Trust (the "Seller's Interest") at an approximate market value of $4,100. The Bank retains the remaining Seller's Interest, and will continue to service all of the receivables on behalf of the Trust.

As a result of the securitization of the receivables, the Company no longer purchases and finances VISA Accounts generated through the use of the Bank's VISA card, except to the extent of its investment in the Class B certificate and the Seller's Interest. The Bank securitizes all new VISA Accounts through the Trust, and from time to time sells to the Company additional portions of the Seller's Interest, depending on its cash flow needs. Master Trust Certificates represent the Company's undivided interest in the Class B certificate and the Seller's Interest. The Company's investment in the Class B certificate totals $11,000 and $9,900 at January 31, 2001 and 2000.

The fair values of the assets sold and Retained Interest were based on the present value of estimated future cash flows that the Company will receive over the estimated life of the securitization. The future cash flows represent an estimate of the excess of finance charges and fees over the interest paid to the holders of the Class A and B certificates, credit losses and servicing fees.

Interest income earned on the Class B certificate and other cash flows received from the Retained Interest totaled $10,060 in 2000, and is included in service charge income and other on the consolidated statements of earnings.



                                    19 of 23

The Company also recognizes gains and losses on the fair value of the Retained Interest. The fair value of the Retained Interest is $9,047 and $7,143 at January 31, 2001 and 2000, and is included in customer accounts receivable. Assumptions used to measure future cash flows are based on the current performance trends of the receivable portfolio and include a weighted-average life of the receivables of 5 months, anticipated credit losses of 5.99% of new receivables and a discount rate of 6.50%.

Pursuant to the terms of operative documents of the Trust, in certain events the Company may be required to fund certain amounts pursuant to a recourse obligation for credit losses. Based on current cash flow projections, the Company does not believe any additional funding will be required.


NOTE 7 - OTHER RECEIVABLES

Other receivables consists primarily of amounts due from Nordstrom for bad debt accruals, deferred taxes and merchandise certificates. It also includes amounts due from the Bank for net activity in Accounts, less servicing and marketing fees due the Bank. These amounts are settled on the second business day of each month.


NOTE 8 - NOTES PAYABLE AND COMMERCIAL PAPER

The note payable to Nordstrom represents amounts borrowed under an agreement dated July 17, 1997. Borrowings under the agreement bear interest at floating rates based on a published LIBOR rate (5.4% and 5.7% at January 31, 2001 and January 31, 2000, respectively) and are due upon demand. The Company paid off its commercial paper borrowings during the first quarter of 1999.

A summary of notes payable and commercial paper is as follows:

Year ended January 31,                     2001         2000         1999
----------------------                 --------     --------     --------
Average daily borrowings outstanding:
  Nordstrom                            $241,987     $122,166     $ 10,178
  Other                                       -        2,598      127,853
Maximum amount outstanding:
  Nordstrom                             398,130      253,180       97,700
  Other                                       -       78,784      198,754
Weighted average interest rate:
  During the year:
     Nordstrom                           6.4%         5.4%         5.3%
     Other                                 -          5.3%         5.5%
  At year-end:
     Nordstrom                           5.4%         5.7%         4.8%
     Other                                 -            -          5.2%



                                    20 of 23

NOTE 9 - LONG-TERM DEBT

Long-term debt consists of the following:

January 31,                                         2001          2000
-----------                                     --------      --------
Medium-term notes, 7.25% - 8.67%,
    due 2001 - 2002                             $ 87,750      $145,350
Notes payable, 6.7%, due 2005                    100,000       100,000
                                                --------      --------
Total long-term debt                            $187,750      $245,350
                                                ========      ========

Aggregate principal payments on long-term debt are as follows: 2001 - $11,000, 2002 - $76,750, 2003 - $0, 2004 - $0, 2005 - $100,000, and after 2005 - $0.


NOTE 10 - SUPPLEMENTARY CASH FLOW INFORMATION

For purposes of the Statements of Cash Flows, the Company considers all short-term investments with a maturity at date of purchase of three months or less to be cash equivalents. The carrying amount approximates fair value because of the short maturity of these instruments.

Supplementary cash flow information is as follows:

Year Ended January 31,                            2001      2000      1999
----------------------                         -------   -------   -------
Cash paid during the year for:
    Interest                                   $29,446   $27,996   $33,160
    Income taxes paid to Nordstrom               6,100    12,700    19,700


NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of customer accounts receivable, notes payable and commercial paper approximates fair value because of the short maturity of these instruments.

The fair value of long-term debt at January 31, 2001 and 2000, estimated using quoted market prices of the same or similar issues with the same remaining term to maturity, was $183,666 and $240,319, respectively.



                                    21 of 23

NOTE 12 - SELECTED QUARTERLY DATA (UNAUDITED)

Year ended January 31, 2001   1st quarter   2nd quarter   3rd quarter   4th quarter      Total
------------------------------------------------------------------------------------------------
Revenue                            25,125        25,447        27,221        29,993    107,786
Earnings before income taxes        5,895         2,739         4,338         2,293     15,265
Net earnings                        3,695         1,739         2,738         1,393      9,565

Year ended January 31, 2000   1st quarter   2nd quarter   3rd quarter   4th quarter      Total
------------------------------------------------------------------------------------------------
Revenue                            25,198        23,973        24,449        26,194     99,814
Earnings before income taxes       12,113         4,570        10,649         7,344     34,676
Net earnings                        7,713         2,970         6,749         4,844     22,276



                                    22 of 23

                             NORDSTROM CREDIT, INC.
                           SCHEDULE II - VALUATION AND
                               QUALIFYING ACCOUNTS

                         (Dollars in thousands)

Column A                Column B       Column C                 Column D        Column E
                                       Additions               Deductions
-----------            ----------  --------------------    --------------------  -------
                                                                Account
                        Balance    Charged to   Charged        write-offs        Balance
                       beginning   costs and    to other         net of          end of
Description            of period   expenses     accounts       recoveries        period
-----------           -----------  ---------    --------       ----------        -------
Holdback allowance -
 customer accounts
 receivable


Year ended
 January 31, 1999      $30,384         -          $23,827*        $29,668         $24,543

Year ended
 January 31, 2000      $24,543         -          $11,707*        $20,412         $15,838

Year ended
 January 31, 2001      $15,838         -          $20,369*        $19,676         $16,531


* The Company purchases Accounts net of this amount which represents the allowance for uncollectible amounts. Bad debt expenses are reflected on the books of Nordstrom for Accounts generated through sales at Nordstrom stores.



                                    23 of 23

                                  EXHIBIT INDEX


                EXHIBIT                                   METHOD OF FILING
------------------------------------------     -----------------------------------
 3.1  Articles of Incorporation                Incorporated by reference from the
                                               Registrant's Form 10-K for the year
                                               ended January 31, 1991, Exhibit 3.1.

 3.2  By-laws, as amended and restated         Incorporated by reference
       on December 19, 1995.                   from the Registrant's Form
                                               10-K for the year ended January
                                               31, 1996, Exhibit 3.3.

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

10.3  First Amendment to the Operating         Filed herewith electronically.
       Agreement dated August 30, 1991
       Between Registrant and Nordstrom
       National Credit Bank, dated March
       1, 2000

10.4  Corporate Services Agreement             Filed herewith electronically.
       dated February 1, 2001 between
       Registrant and Nordstrom federal
       savings bank (fsb)

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

10.9  Second amendment to the Series           Incorporated by reference from
       1996-A Supplement to Master Pooling     Registrant's Form 10-Q for the
       and Servicing Agreement dated           quarter ended April 30, 1999,
       August 14,1996 between Registrant,      Exhibit 10.1.
       Nordstrom National Credit Bank, and
       Norwest Bank Colorado, N.A., as
       trustee, dated February 28, 1999

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