Form 10-Q
period 2001-04-30
NORDSTROM CREDIT INC
filed 2001-06-08
CIK 757439

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the quarterly period ended April 30, 2001


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


                            YES  X       NO
                               _____       _____


On May 31, 2001, Registrant had 10,000 shares of Common stock
($.50 par value) outstanding; all such shares are owned by Registrant's parent, Nordstrom, Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL
INSTRUCTION H(1)(A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING
THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                            NORDSTROM CREDIT, INC.
                            ----------------------
                                    INDEX
                                    -----

                                                                   Page
                                                                  Number
                                                                  ------
PART I.   FINANCIAL INFORMATION

  Item 1.  Financial Statements (unaudited)

           Statements of Earnings
             Three months ended April 30, 2001
             and 2000                                                3

           Balance Sheets
             April 30, 2001 and 2000
             and January 31, 2001                                    4

           Statements of Cash Flows
             Three months ended April 30, 2001
             and 2000                                                5

           Notes to Financial Statements                             6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations             7

PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                          7



                            NORDSTROM CREDIT, INC.
                            STATEMENTS OF EARNINGS
                            (Dollars in thousands)
                                  (unaudited)

                                                          Three Months
                                                         Ended April 30,
                                                       ------------------
                                                         2001      2000
                                                       -------- --------
Revenue:
  Service charge income                                $28,807   $24,791
  Rental income from affiliates                            510       334
                                                       -------- ---------
Total revenue                                           29,317    25,125

Expenses:
  Interest, net                                          6,626     6,309
  Servicing and marketing fees
    paid to Nordstrom fsb                                8,176     9,199
  Other general and administrative                       5,905     3,722
                                                       -------- --------
Total expenses                                          20,707    19,230
                                                       -------- --------
Earnings before income taxes                             8,610     5,895
Income taxes                                             3,200     2,200
                                                       -------- --------
Net earnings                                           $ 5,410   $ 3,695
                                                       ======== ========
Ratio of earnings available for fixed
  charges to fixed charges                                2.30      1.93
                                                       ======== ========

These statements should be read in conjunction with the Notes to Financial Statements contained herein.


                            NORDSTROM CREDIT, INC.
                                BALANCE SHEETS
                            (Dollars in thousands)
                                  (unaudited)

                                     April 30,    January 31,    April 30,
                                       2001          2001          2000
                                    -----------   -----------   -----------
ASSETS
------
Cash and cash equivalents             $    611      $    152      $    257

Customer accounts receivable, net
  of allowance for doubtful accounts
  of $17,232, $16,531 and $15,418      612,467       645,124       548,072

Other receivables                          121         7,236            53

Land, buildings and
  equipment, net (at cost)               4,894         4,471         4,257

Deferred taxes and other assets          5,864         5,918         7,403
                                       --------      --------     --------
                                      $623,957      $662,901      $560,042
                                       ========      ========     ========

LIABILITIES AND INVESTMENT OF NORDSTROM, INC.
---------------------------------------------
Note payable to Nordstrom, Inc.       $256,680      $301,430      $182,055

Accrued interest, taxes and other       11,962        11,566        18,352

Long-term debt                         187,750       187,750       203,350
                                       --------   -----------     --------
  Total liabilities                    456,392       500,746       403,757

Investment of Nordstrom, Inc.          167,565       162,155       156,285
                                       --------   -----------     --------
                                      $623,957      $662,901      $560,042
                                       ========   ===========     ========

These statements should be read in conjunction with the Notes to Financial Statements contained herein.


                           NORDSTROM CREDIT, INC.
                          STATEMENTS OF CASH FLOWS
                           (Dollars in thousands)
                                (unaudited)

                                                        Three Months
                                                      Ended April 30,
                                                   ----------------------
                                                     2001          2000
                                                   --------      --------
OPERATING ACTIVITIES:
  Net earnings                                     $  5,410      $  3,695
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
    Depreciation and amortization                       302           150
    Change in:
      Other receivables                               7,115         2,039
      Deferred taxes and other assets                     -          (386)
      Accrued interest, taxes and other                 396        12,987
                                                   --------      --------
Net cash provided by operating activities            13,223        18,485
                                                   --------      --------
INVESTING ACTIVITIES:
  Decrease in customer
    accounts receivable, net                         32,657        10,619
  Additions to property and equipment, net             (671)          (46)
                                                   --------      --------
Net cash provided by investing activities            31,986        10,573
                                                   --------      --------
FINANCING ACTIVITIES:
  (Payment) borrowings under note payable
    to Nordstrom, Inc., net                         (44,750)       12,975
  Principal payments on long-term debt                    -       (42,000)
                                                   --------      --------
Net cash used in financing activities               (44,750)      (29,025)
                                                   --------      --------
Net increase in cash and cash equivalents               459            33
Cash and cash equivalents
  at beginning of period                                152           224
                                                   --------      --------
Cash and cash equivalents at end of period         $    611      $    257
                                                   ========      ========

These statements should be read in conjunction with the Notes to Financial Statements contained herein.


                            NORDSTROM CREDIT, INC.
                        NOTES TO FINANCIAL STATEMENTS
                           (dollars in thousands)
                                (unaudited)

Note 1 - Basis of Presentation

The balance sheets of Nordstrom Credit, Inc. (the "Company"), a wholly-owned subsidiary of Nordstrom, Inc. ("Nordstrom"), as of April 30, 2001 and
2000, and the related statements of earnings and cash flows for the periods then ended, have been prepared from the accounts without audit.

The financial information is applicable to interim periods and is not necessarily indicative of the results to be expected for the fiscal year.

The financial statements should be read in conjunction with the Notes to Financial Statements contained in the Nordstrom Credit, Inc. Annual Report on Form 10-K for the year ended January 31, 2001.

In the opinion of management, the financial information includes all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position of the Company as of April 30, 2001 and 2000, and the results of its operations and cash flows for the periods then ended, in accordance with accounting principles generally accepted in the United States of America applied on a consistent basis.

Note 2 - Recent Accounting Pronouncements

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting For Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and No. 138, requires the Company to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Adoption of this standard in the fiscal year beginning February 1, 2001, did not have a material impact on the Company's financial statements.

In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140"), a replacement of SFAS No. 125 with the same title. It revises the standards for securitizations and other transfers of financial assets and collateral and requires certain additional disclosures, but otherwise retains most of SFAS No. 125's provisions. SFAS No. 140 is effective for transfers after March 31, 2001. Adoption of the accounting provisions of this standard did not have a material impact on the Company's financial statements.

The Emerging Issues Task Force has reached a consensus on EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets," which provides guidance on how a transferor that retains an interest in securitized financial assets, or an enterprise that purchases a beneficial interest in securitized financial assets, should account for interest income and impairment. Adoption of this accounting issue for the quarter ending July 31, 2001 is not expected to have a material impact on the Company's financial statements.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Service charge income increased for the quarter ended April 30, 2001 compared to the same period in 2000, primarily due to an increase in the accounts receivable balances on which the Company earns service fees.

Net interest expense increased slightly for the quarter ended April 30, 2001 compared to the same period in 2000, primarily due to an increase in the short-term debt outstanding, partially offset by lower interest rates during first quarter 2001.

Servicing and marketing fees paid to Nordstrom fsb (formerly known as Nordstrom National Credit Bank) decreased primarily due to decreased marketing costs associated with the termination of the company-wide brand campaign which was in existence during the first quarter of 2000.

Other general and administrative expenses increased for the quarter ended April 30, 2001 compared to the same period in 2000, primarily as a result of charges associated with the Nordstrom credit card rewards program in which customers earn points from purchases at Nordstrom which are redeemable for merchandise at Nordstrom stores upon the accumulation of a specified number of points. The increase was also attributed to a change in the Company's policy effective February 1, 2001, pursuant to which the Company now incurs bad debt expense related to returned checks instead of Nordstrom, provided the store followed proper check acceptance procedures.



                            PART II - OTHER INFORMATION
                            ---------------------------

Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibits
        --------

None

(b)     Reports on Form 8-K
        -------------------

        No reports on Form 8-K were filed during the quarter for which this report is filed.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          NORDSTROM CREDIT, INC.
                            (Registrant)



                      /s/                                Michael G. Koppel
                      ----------------------------------------------------
                                                         Michael G. Koppel
                                Vice President and Chief Financial Officer
                               (Principal Accounting and Financial Officer)


Date:        June 8, 2001
-------------------------