Form 10-Q
period 2001-07-31
NORDSTROM CREDIT INC
filed 2001-09-07
CIK 757439

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the quarterly period ended July 31, 2001


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

                            YES  X       NO
                               _____       _____


On August 31, 2001 Registrant had 10,000 shares of Common stock
($.50 par value) outstanding; all such shares are owned by Registrant's parent, Nordstrom, Inc.

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

  Item 1.  Financial Statements (unaudited)

           Statements of Earnings
             Three and Six months ended July 31, 2001
             and 2000                                                3

           Balance Sheets
             July 31, 2001 and 2000
             and January 31, 2000                                    4

           Statements of Cash Flows
             Six months ended July 31, 2001
             and 2000                                                5

           Notes to Financial Statements                             6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations             7

PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                          7


                            NORDSTROM CREDIT, INC.
                            STATEMENTS OF EARNINGS
                            (Dollars in thousands)
                                  (unaudited)

                                     Three Months          Six Months
                                    Ended July 31,       Ended July 31,
                                  ------------------   ------------------
                                    2001      2000       2001      2000
                                  --------  --------   --------  --------
Revenue:
  Service charge income            $26,078   $25,108    $54,885   $49,899
  Rental income from
    affiliates                         510       339      1,020       673
                                  --------  --------   --------  --------
Total revenue                       26,588    25,447     55,905    50,572

Expenses:
  Interest, net                      6,024     6,913     12,650    13,222
  Servicing and marketing fees
    paid to Nordstrom fsb           10,885    11,865     19,061    21,064
  Selling, general and
    administrative                   8,132     3,930     14,037     7,652
                                  --------  --------   --------  --------
Total expenses                      25,041    22,708     45,748    41,938
                                  --------  --------   --------  --------
Earnings before income taxes         1,547     2,739     10,157     8,634
Income taxes                           570     1,000      3,770     3,200
                                  --------  --------   --------  --------
Net earnings                       $   977   $ 1,739    $ 6,387   $ 5,434
                                  ========  ========   ========  ========
Ratio of earnings
  available for fixed
  charges to fixed charges            1.26      1.40       1.80      1.65
                                  ========  ========   ========  ========

These statements should be read in conjunction with the Notes to Financial Statements contained herein.

                            NORDSTROM CREDIT, INC.
                                BALANCE SHEETS
                            (Dollars in thousands)
                                  (unaudited)

                                     July 31,    January 31,     July 31,
                                       2001          2001          2000
                                    -----------   -----------   -----------
ASSETS
------
Cash and cash equivalents              $    792      $    152      $  1,335

Customer accounts receivable, net
  of allowance for doubtful accounts
  of $20,858, $16,531 and $15,364       676,976       645,124       608,382

Other receivables                         6,321         7,236            60

Land, buildings and
  equipment, net (at cost)                5,402         4,471         4,402

Deferred taxes and other assets           5,816         5,918         7,671
                                       --------   -----------      --------
                                       $695,307      $662,901      $621,850
                                       ========   ===========      ========

LIABILITIES AND INVESTMENT OF NORDSTROM, INC.
---------------------------------------------
Note payable to Nordstrom, Inc.        $328,030      $301,430      $256,880

Payable to affiliates                     1,911             -        13,713

Accrued interest, taxes and other         9,074        11,566         5,483

Long-term debt                          187,750       187,750       187,750
                                       --------   -----------      --------
  Total liabilities                     526,765       500,746       463,826

Investment of Nordstrom, Inc.           168,542       162,155       158,024
                                       --------   -----------      --------
                                       $695,307      $662,901      $621,850
                                       ========   ===========      ========


These statements should be read in conjunction with the Notes to Financial Statements contained herein.

                           NORDSTROM CREDIT, INC.
                          STATEMENTS OF CASH FLOWS
                           (Dollars in thousands)
                                (unaudited)

                                                        Six Months
                                                       Ended July 31,
                                                   ----------------------
                                                     2001          2000
                                                   --------      --------
OPERATING ACTIVITIES:
  Net earnings                                     $  6,387      $  5,434
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
    Depreciation and amortization                       505           283
    Change in:
      Other receivables                                 915         2,032
      Other assets                                       (8)         (708)
      Payable to affiliates                           1,911        13,713
Accrued interest, taxes and other              (2,492)          118
                                                   --------      --------
Net cash provided by operating activities             7,218        20,872
                                                   --------      --------
INVESTING ACTIVITIES:
  Increase in customer
    accounts receivable, net                        (31,852)      (49,691)
  Additions to property and equipment, net           (1,326)         (270)
                                                   --------      --------
Net cash used in investing activities               (33,178)      (49,961)
                                                   --------      --------
FINANCING ACTIVITIES:
  Borrowings under note payable
    to Nordstrom, Inc., net                          26,600        87,800
  Principal payments on long-term debt                    -       (57,600)
                                                   --------      --------
Net cash provided by financing activities            26,600        30,200
                                                   --------      --------
Net increase in cash and cash equivalents               640         1,111
Cash and cash equivalents
  at beginning of period                                152           224
                                                   --------      --------
Cash and cash equivalents at end of period         $    792      $  1,335
                                                   ========      ========

These statements should be read in conjunction with the Notes to Financial Statements contained herein.

                            NORDSTROM CREDIT, INC.
                        NOTES TO FINANCIAL STATEMENTS
                           (dollars in thousands)
                                (unaudited)



Note 1 - Basis of Presentation

The balance sheets of Nordstrom Credit, Inc. (the "Company"), a wholly owned subsidiary of Nordstrom, Inc. ("Nordstrom"), as of July 31, 2001 and 2000, and the related statements of earnings and cash flows for the periods then ended, have been prepared from the accounts without audit.

The financial information is applicable to interim periods and is not necessarily indicative of the results to be expected for the fiscal year.

The financial statements should be read in conjunction with the Notes to Financial Statements contained in the Nordstrom Credit, Inc. Annual Report on Form 10-K for the year ended January 31, 2001.

In the opinion of management, the financial information includes all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position of the Company as of July 31, 2001 and 2000, and the results of its operations and cash flows for the periods then ended, in accordance with accounting principles generally accepted in the United States of America applied on a consistent basis.


Note 2 - Recent Accounting Pronouncements

The Emerging Issues Task Force has reached a consensus on EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets," which provides guidance on how a transferor that retains an interest in securitized financial assets, or an enterprise that purchases a beneficial interest in securitized financial assets, should account for related interest income and impairment. Adoption of this accounting issue for the quarter ending July 31, 2001 did not have a material impact on the Company's financial statements.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Service charge income increased for the quarter and the six-month period ended July 31, 2001, compared to the same periods in 2000, primarily due to an increase in the accounts receivable balances on which the Company earns service fees.

Net interest expense decreased for the quarter and the six-month period ended July 31, 2001, compared to the same periods in 2000, as a result of a decrease in short-term interest rates, partially offset by an increase in the volume of short-term debt outstanding. The decrease for the six-month period was also due to a decrease in the volume of average long-term debt outstanding.

Servicing and marketing fees paid to Nordstrom fsb (formerly known as Nordstrom National Credit Bank) decreased for the quarter and the six-month period ended July 31, 2001, primarily due to decreased marketing costs associated with the termination of the company-wide program, the "Reinvent" campaign, which was in existence during the first and second quarters of 2000.

Selling, general and administrative expenses increased for the quarter and the six-month period ended July 31, 2001, compared to the same periods in 2000, primarily as a result of promotions related to the Nordstrom credit card rewards program for the half-yearly sales held during the second quarter.
The increase was also attributed to a change in the Company's policy effective February 1, 2001, pursuant to which the Company now incurs bad debt expense related to returned checks instead of Nordstrom, provided the store followed proper check acceptance procedures.



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


                          NORDSTROM CREDIT, INC.
                            (Registrant)



                      /s/                Michael G. Koppel
                     ----------------------------------------------------
                                         Michael G. Koppel
                     Executive Vice President and Chief Financial Officer
                         (Principal Accounting and Financial Officer)


Date:   September 7, 2001
--------------------------