Form 10-Q
period 2001-10-31
NORDSTROM CREDIT INC
filed 2001-12-10
CIK 757439

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the quarterly period ended October 31, 2001


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

                            YES  X       NO
                               _____       _____


On November 30, 2001 Registrant had 10,000 shares of Common stock
($.50 par value) outstanding; all such shares are owned by Registrant's parent, Nordstrom, Inc.

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

  Item 1.  Financial Statements (unaudited)

           Condensed Statements of Earnings
             Three and Nine months ended October 31, 2001
             and 2000                                                3

           Condensed Balance Sheets
             October 31, 2001 and 2000
             and January 31, 2000                                    4

           Condensed Statements of Cash Flows
             Nine months ended October 31, 2001
             and 2000                                                5

           Notes to Condensed Financial Statements                   6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations             6

PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                          7



                            NORDSTROM CREDIT, INC.
                       CONDENSED STATEMENTS OF EARNINGS
                            (Dollars in thousands)
                                  (unaudited)


                                     Three Months          Nine Months
                                   Ended October 31,    Ended October 31,
                                  ------------------   ------------------
                                    2001      2000       2001      2000
                                  --------  --------   --------  --------
Revenue:
  Service charge income            $24,279   $26,885    $79,164   $76,784
  Rental income from
    affiliates                         510       336      1,530     1,009
                                  --------  --------   --------  --------
Total revenue                       24,789    27,221     80,694    77,793

Expenses:
  Interest, net                      5,352     7,492     18,002    20,714
  Servicing and marketing fees
    paid to Nordstrom fsb            7,686     9,995     26,747    31,059
  Selling, general and
    administrative                   7,076     5,396     21,113    13,048
                                  --------  --------   --------  --------
Total expenses                      20,114    22,883     65,862    64,821
                                  --------  --------   --------  --------
Earnings before income taxes         4,675     4,338     14,832    12,972
Income taxes                         1,740     1,600      5,510     4,800
                                  --------  --------   --------  --------
Net earnings                       $ 2,935   $ 2,738    $ 9,322   $ 8,172
                                  ========  ========   ========  ========
Ratio of earnings
  available for fixed
  charges to fixed charges            1.87      1.58       1.82      1.63
                                  ========  ========   ========  ========

These statements should be read in conjunction with the Notes to Condensed Financial Statements contained herein.

                            NORDSTROM CREDIT, INC.
                           CONDENSED BALANCE SHEETS
                            (Dollars in thousands)
                                  (unaudited)

                                     October 31,    January 31,  October 31,
                                        2001          2001          2000
                                    -----------   -----------   -----------
ASSETS
------
Cash and cash equivalents              $    662      $    152      $  1,230

Customer accounts receivable, net
  of allowance for doubtful accounts
  of $20,692, $16,531 and $15,239       602,418       645,124       587,795

Other receivables                         1,684         7,236         1,552

Land, buildings and
  equipment, net (at cost)                5,352         4,471         4,482

Deferred taxes and other assets           5,760         5,918         7,998
                                       --------   -----------      --------
                                       $615,876      $662,901      $603,057
                                       ========   ===========      ========

LIABILITIES AND INVESTMENT OF NORDSTROM, INC.
---------------------------------------------
Note payable to Nordstrom, Inc.        $260,630      $301,430      $245,580

Accrued interest, taxes and other         7,019        11,566         8,965

Long-term debt                          176,750       187,750       187,750
                                       --------   -----------      --------
  Total liabilities                     444,399       500,746       442,295

Investment of Nordstrom, Inc.           171,477       162,155       160,762
                                       --------   -----------      --------
                                       $615,876      $662,901      $603,057
                                       ========   ===========      ========

These statements should be read in conjunction with the Notes to Condensed Financial Statements contained herein.

                           NORDSTROM CREDIT, INC.
                     CONDENSED STATEMENTS OF CASH FLOWS
                           (Dollars in thousands)
                                (unaudited)

                                                        Nine Months
                                                      Ended October 31,
                                                   ----------------------
                                                     2001          2000
                                                   --------      --------
OPERATING ACTIVITIES:
  Net earnings                                     $  9,322      $  8,172
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
    Depreciation and amortization                       683           417
    Change in:
      Other receivables                               5,552           540
      Other assets                                       (7)       (1,091)
      Accrued interest, taxes and other              (4,547)        3,600
                                                   --------      --------
Net cash provided by operating activities            11,003        11,638
                                                   --------      --------
INVESTING ACTIVITIES:
  Decrease (increase) in customer
    accounts receivable, net                         42,706       (29,104)
  Additions to property and equipment, net           (1,399)         (428)
                                                   --------      --------
Net cash provided by/(used in) investing
  activities                                         41,307       (29,532)
                                                   --------      --------
FINANCING ACTIVITIES:
  (Payments on) borrowings under note
    payable to Nordstrom, Inc., net                 (40,800)       76,500
  Principal payments on long-term debt              (11,000)      (57,600)
                                                   --------      --------
Net cash (used in)/provided by financing
   activities                                       (51,800)       18,900
                                                   --------      --------
Net increase in cash and cash equivalents               510         1,006
Cash and cash equivalents
  at beginning of period                                152           224
                                                   --------      --------
Cash and cash equivalents at end of period         $    662      $  1,230
                                                   ========      ========

These statements should be read in conjunction with the Notes to Condensed Financial Statements contained herein.

                            NORDSTROM CREDIT, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (dollars in thousands)
                                (unaudited)



Note 1 - Summary of Significant Accounting Policies

Basis of Presentation
---------------------
The accompanying financial statements should be read in conjunction with the Notes to Financial Statements contained in the Nordstrom Credit, Inc. Annual Report on Form 10-K for the year ended January 31, 2001. The same accounting policies are followed in preparing quarterly financial data as are followed in preparing annual data. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows have been included and are of a normal, recurring nature.

Certain prior year amounts have been reclassified to conform to the current year presentation.

The financial information is applicable to interim periods and is not necessarily indicative of the results to be expected for the fiscal year.


Note 2 - Subsequent Events

Subsequent to the third quarter of 2001, the Company issued $300 million of Class A notes backed by Nordstrom Private
Label Receivables ("PL Term"). The PL Term bears a fixed interest rate of 4.82% and has an expected maturity of five years. In addition, the Company issued a variable funding note backed by Nordstrom Private Label Receivables ("PL VFN") with a $200 million capacity. Interest on the PL VFN varies based on 30-day commercial paper rated at A1/P1. At this time, there have been no borrowings. Proceeds will be used by Nordstrom, Inc. for general corporate purposes, capital expansion and to pay down short-term debt.


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Service charge income decreased for the quarter ended October
31, 2001, compared to the same period in 2000, primarily due to a decrease in the finance charge rate, partially offset by an increase in the outstanding balance of accounts receivables.
For the nine months ended October 31, 2001, service charge income increased, due to the increase in the accounts receivable balances on which the Company earns service fees, and partially offset by the decrease in the average finance charge rate.

Net interest expense decreased for the quarter and the nine-month period ended October 31, 2001, compared to the same periods in 2000, as a result of a decrease in short-term interest rates, partially offset by an increase in the volume of short-term debt outstanding.

Servicing and marketing fees paid to Nordstrom fsb decreased for the quarter and the nine-month period ended October 31, 2001, primarily due to decreased marketing costs associated with the termination of the company-wide program, the "Reinvent" campaign, which was in existence during 2000.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Cont.)


Selling, general and administrative expenses increased for the nine-month period ended October 31, 2001, compared to the same period in 2000, primarily as a result of promotions related to the Nordstrom credit card rewards program for the half-yearly sales held during the second quarter. Selling, general and administrative expenses also increased for the quarter and the nine-month period ended October 31, 2001 due to a change in the Company's policy effective February 1, 2001, pursuant to which the Company now incurs bad debt expense related to returned checks instead of Nordstrom, Inc., provided the store followed proper check acceptance procedures.



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


Date:   December 10, 2001
--------------------------