Form 10-K
period 2002-01-31
NORDSTROM CREDIT INC
filed 2002-04-18
CIK 757439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to________

Commission file number 0-12994

Nordstrom Credit, Inc.

(Exact name of Registrant as specified in its charter)

Colorado	91-1181301

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

13531 East Caley, Englewood, Colorado	80111

(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: 303-397-4700

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.50 par value

(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

1 of 24

On March 31, 2002 Registrant had 10,000 shares of common stock ($.50 par value) outstanding; all such shares are owned by Registrant’s parent, Nordstrom, Inc.

The Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

2 of 24

PART I
Item 1. Business.
Item 2. Properties.
Item 3. Legal Proceedings.
Item 4. Submission of Matters to a Vote of Security Holders.
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.
Item 6. Selected Financial Data.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Item 8. Financial Statements and Supplementary Data.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
PART III
Item 10. Directors and Executive Officers of the Registrant.
Item 11. Executive Compensation.
Item 12. Security Ownership of Certain Beneficial Owners and Management.
Item 13. Certain Relationships and Related Transactions.
PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
SIGNATURES
EXHIBIT INDEX
EXHIBIT 10.4
EXHIBIT 10.11
EXHIBIT 10.14
EXHIBIT 10.15
EXHIBIT 10.16
EXHIBIT 10.17
EXHIBIT 10.18
EXHIBIT 10.19
EXHIBIT 10.20
EXHIBIT 10.21
EXHIBIT 10.22
EXHIBIT 10.23
EXHIBIT 10.24
EXHIBIT 10.25
EXHIBIT 10.26
EXHIBIT 12.1
EXHIBIT 23.1

PART I

Item 1. Business.

The information required under this item is included in Note 1 to the Financial Statements on page 17 of this report, which is incorporated herein by reference.

Item 2. Properties.

The Company owns an office building in Englewood, Colorado where its principal offices are located.

Item 3. Legal Proceedings.

The Company is not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

Not required under reduced disclosure format.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

The class of securities registered is the Company’s common stock, $.50 par value per share. There are 100,000 shares of authorized common stock, of which 10,000 shares were issued and outstanding as of March 31, 2002. The Company’s common stock is owned entirely by its parent, Nordstrom, Inc. (“Nordstrom”). The stock has not been traded and, accordingly, no market value has been established. No dividends were paid in the fiscal years ended January 31, 2002 and 2001.

Item 6. Selected Financial Data.

Not required under reduced disclosure format.

3 of 24

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Service charge income decreased slightly in 2001 as compared to 2000 primarily as a result of a decline in the service charge rate, caused by a decline in interest rates. The decrease in service charge income was offset by a slight increase in the average accounts receivable balances on which the Company earns service fees.

Net interest expense decreased in 2001 as compared to 2000 due primarily to a decrease in short-term interest rates, offset by an increase in the volume of long-term debt outstanding.

Servicing and marketing fees paid to Nordstrom fsb decreased in 2001 as compared to 2000 due to higher marketing costs in 2000 associated with the company-wide program, the “Reinvent” campaign. The decrease can also be attributed to a change in the servicing fee structure between the Company and Nordstrom fsb.

Selling, general and administrative expenses increased in 2001 as compared to 2000 in part as a result of charges associated with the Nordstrom credit card rewards program wherein customers earn points from purchases at Nordstrom which are redeemable for merchandise at Nordstrom stores upon the accumulation of a specified number of points. The increase is also attributed to a change in the Company’s policy effective February 1, 2001, pursuant to which the Company now incurs bad debt expense related to returned checks instead of Nordstrom, provided the store followed proper check acceptance procedures.

Certain other information required under this item is included in Notes 1, 2 and 6 to the Financial Statements on pages 17, 18, 20 and 21 respectively, of this report, which are incorporated herein by reference.

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

4 of 24

The table below presents principal amounts and related weighted average interest rates by year of maturity. All items described in the table are non-trading and are stated in U.S. dollars.

								Fair Value
								January 31,

Dollars in thousands	2002	2003	2004	2005	2006	Thereafter	Total	2002	2001

INTEREST RATE RISK
ASSETS
Customer accounts receivable	$643,943						$643,943	$643,943	$661,655
Variable interest rate*	16.5%						16.5%
Note receivable from Nordstrom, Inc.	$17,215						$17,215	$17,215	—
Year end Interest rate	1.7%						1.7%
Note receivable from Nordstrom federal savings bank	$20,880						$20,880	$20,880	—
Year end Interest rate	1.7%						1.7%
LIABILITIES
Note payable to Nordstrom, Inc.	—						—	—	$301,430
Year end interest rate	—						—
Long-term debt	$76,750	—	—	$100,000	$300,000	—	$476,750	$471,251	$183,666
Fixed average interest rate	7.3%	—	—	6.7%	4.8%	—	5.6%

*     This is the Company’s weighted average interest rate on customer accounts receivable, which is primarily a floating rate based on prime. The actual effective interest rate is lower due to accounts which are paid off within 30 days and defaults.

Item 8. Financial Statements and Supplementary Data.

A)	Financial Statements and Supplementary Data

The consolidated financial statements and notes to the consolidated financial statements listed in the Index to Consolidated Financial Statements and Schedule on page 11 of this report are incorporated herein by reference.

B)	Other Financial Statements and Schedule

The schedule required under Regulation S-X is filed pursuant to Item 14 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None

5 of 24

PART III

Item 10. Directors and Executive Officers of the Registrant.

Not required under reduced disclosure format.

Item 11. Executive Compensation.

Not required under reduced disclosure format.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Not required under reduced disclosure format.

Item 13. Certain Relationships and Related Transactions.

Not required under reduced disclosure format.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	1. Financial Statements

The following consolidated financial statements of the Company and the Independent Auditors’ Report are incorporated by reference in Part II, Item 8:

Independent Auditors’ Report
     Consolidated Statements of Earnings
     Consolidated Balance Sheets
     Consolidated Statements of Investment of Nordstrom, Inc.
     Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(a)	2. Financial Statement Schedules

The financial statement schedule listed in the Index to Consolidated Financial Statements and Schedule on page 11 of this report is incorporated herein by reference.

6 of 24

(a)3.	Exhibits
(3.1)	Articles of Incorporation of the Registrant are hereby incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 1991, Exhibit 3.1.

(3.2)	By-laws of the Registrant, as amended and restated on December 19, 1995, are hereby incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 1996, Exhibit 3.3.

(10.1)	Investment Agreement dated October 8, 1984 between Registrant and Nordstrom, Inc. is hereby incorporated by reference from the Registrant’s Form 10, Exhibit 10.1.

(10.2)	Operating Agreement dated August 30, 1991 between Registrant and Nordstrom National Credit Bank is hereby incorporated by reference from the Registrant’s Form 10-Q for the quarter ended July 31, 1991, Exhibit 10.1, as amended.

(10.3)	First Amendment to the Operating Agreement dated August 30, 1991 between Registrant and Nordstrom National Credit Bank, dated March 1, 2000 is hereby incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2001, Exhibit 10.3.

(10.4)	Second Amendment to the Operating Agreement dated August 30, 1991 between Registrant and Nordstrom National Credit Bank, dated October 1, 2001 is filed herein as an Exhibit.

(10.5)	Corporate Services Agreement dated February 1, 2001 between Registrant and Nordstrom federal savings bank (fsb) is hereby incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2001, Exhibit 10.4.

(10.6)	Loan Agreement dated July 17, 1997 between Registrant and Nordstrom, Inc. is hereby incorporated by reference from the Registrant’s Form 10-Q for the quarter ended October 31, 1997, Exhibit 10.1.

(10.7)	Amendment to the Loan Agreement dated July 17, 1997 between Registrant and Nordstrom, Inc., dated September 3, 1997 is hereby incorporated by reference from the Registrant’s Form 10-Q for the quarter ended October 31, 1997, Exhibit 10.2.

(10.8)	Series 1996-A Supplement to Master Pooling and Servicing Agreement dated August 14, 1996 between Registrant, Nordstrom National Credit Bank, and Norwest Bank Colorado, N.A., as trustee, is incorporated by reference from the Registrant’s Form 10-Q for the quarter ended October 31, 1996, Exhibit 10.3.

(10.9)	Amendment to the Series 1996-A Supplement to Master Pooling and Servicing Agreement dated August 14, 1996 between Registrant, Nordstrom National Credit Bank and Norwest Bank Colorado, N.A., as trustee, dated December 10, 1997, is hereby incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 1998, Exhibit 10.13.

(10.10)	Second Amendment to the Series 1996-A Supplement to Master Pooling and Servicing Agreement dated August 14, 1996 between Registrant, Nordstrom National Credit Bank and Norwest Bank Colorado, N.A., as trustee, dated February 28, 1999, is hereby incorporated by reference from the Registrant’s Form 10-Q for the quarter ended April 30, 1999, Exhibit 10.1.

7 of 24

(10.11)	Third Amendment to the Series 1996-A Supplement to Master Pooling and Servicing Agreement dated August 14, 1996 between Registrant, Nordstrom National Credit Bank and Norwest Bank Colorado, N.A., as trustee, dated October 1, 2001 is filed herein as an Exhibit.

(10.12)	Receivables Purchase Agreement dated August 14, 1996 between Registrant and Nordstrom, Inc. is hereby incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 1997, Exhibit 10.10.

(10.13)	Participation Agreement dated August 14, 1996 between Registrant and Nordstrom National Credit Bank is hereby incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 1997, Exhibit 10.11.

(10.14)	Loan Agreement dated November 1, 2001 between Nordstrom, Inc. and Registrant is filed herein as an exhibit

(10.15)	Loan Agreement dated March 1, 2000 between Nordstrom fsb and Registrant is filed herein as an exhibit.

(10.16)	Business Account Operating Agreement dated February 1, 1997 between Registrant and Nordstrom, Inc. is filed herein as an Exhibit.

(10.17)	Amendment to the Business Account Operating Agreement dated February 1, 1997 between Registrant and Nordstrom, Inc., dated October 1, 2001 is filed herein as an Exhibit.

(10.18)	Second Amendment to the Business Account Operating Agreement dated February 1, 1997 between Registrant and Nordstrom, Inc., dated November 30, 2001 is filed herein as an Exhibit.

(10.19)	Recourse Agreement dated March 1, 2001 between Registrant and Nordstrom, Inc. is filed herein as an Exhibit.

(10.20)	Amendment to the Recourse Agreement dated March 1, 2001 between Registrant and Nordstrom, Inc., dated October 1, 2001 is filed herein as an Exhibit.

(10.21)	Receivables Purchase Agreement dated October 1, 2001 between Registrant and Nordstrom Private Label Receivables, LLC is filed herein as an Exhibit.

(10.22)	Transfer and Servicing Agreement dated October 1, 2001 between Nordstrom Private Label Receivables, LLC, Nordstrom fsb, Wells Fargo Bank Minnesota, N.A., and Nordstrom Private Label Credit Card Master Note Trust is filed herein as an Exhibit.

(10.23)	Master Indenture dated October 1, 2001 between Nordstrom Private Label Credit Card Master Note Trust and Wells Fargo Bank Minnesota, N.A., as trustee, is filed herein as an Exhibit.

(10.24)	Series 2001-1 Indenture Supplement dated October 1, 2001 between Nordstrom Private Label Credit Card Master Note Trust and Wells Fargo Bank Minnesota, N.A., as trustee, is filed herein as an Exhibit.

(10.25)	Series 2001-2 Indenture Supplement dated December 4, 2001 between Nordstrom Private Label Credit Card Master Note Trust and Wells Fargo Bank Minnesota, N.A., as trustee, is filed herein as an Exhibit.

8 of 24

(10.26)	Amended and Restated Trust Agreement dated October 1, 2001 between Nordstrom Private Label Receivables, LLC, and Wilmington Trust Company, as trustee, is filed herein as an Exhibit.

(12.1)	Computation of Ratio of Earnings Available for Fixed Charges to Fixed Charges is filed herein as an Exhibit.

(23.1)	Independent Auditors’ Consent is filed herein as an Exhibit.

All other exhibits are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of the period for which this report is filed.

9 of 24

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORDSTROM CREDIT, INC. (Registrant)
Date: April 18, 2002	/s/	Michael G. Koppel

	by:	Michael G. Koppel Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/	Kevin T. Knight	/s/	Blake W. Nordstrom

	Kevin T. Knight Director and President (Principal Executive Officer)		Blake W. Nordstrom Director

/s/	Michael G. Koppel	/s/	Carol S. Powell

	Michael G. Koppel Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)		Carol S. Powell Director

Date: April 18, 2002

10 of 24

NORDSTROM CREDIT, INC. AND SUBSIDIARY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Page
Number

Independent Auditors’ Report	12
Consolidated Statements of Earnings	13
Consolidated Balance Sheets	14
Consolidated Statements of Investment of Nordstrom, Inc.	15
Consolidated Statements of Cash Flows	16
Notes to Consolidated Financial Statements	17
Additional financial information required to be furnished -
Financial Statement Schedule:
Schedule II — Valuation and Qualifying Accounts	24

All other schedules have been omitted because they are inapplicable, not required or the information is included elsewhere in the financial statements or notes thereto.

11 of 24

INDEPENDENT AUDITORS’ REPORT

Board of Directors
Nordstrom Credit, Inc.
Englewood, Colorado

We have audited the accompanying consolidated balance sheets of Nordstrom Credit, Inc. and subsidiary (the “Company”) as of January 31, 2002 and 2001, and the related consolidated statements of earnings, investment of Nordstrom, Inc. and cash flows for each of the three years in the period ended January 31, 2002. Our audits also included the financial statement schedule listed in the accompanying Index to Consolidated Financial Statements and Schedule. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of Nordstrom Credit, Inc. and subsidiary as of January 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/Deloitte & Touche LLP
Seattle, Washington
April 18, 2002

12 of 24

NORDSTROM CREDIT, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands)

Year Ended January 31,	2002	2001	2000

Revenue:
Service charge income	$106,097	106,440	$98,479
Rental income from affiliates	2,041	1,346	1,335

Total revenue	108,138	107,786	99,814
Expenses:
Interest, net	24,707	29,322	27,203
Servicing and marketing fees paid to Nordstrom fsb	32,496	42,452	36,206
Selling, general and administrative	27,506	20,747	1,729

Total expenses	84,709	92,521	65,138

Earnings before income taxes	23,429	15,265	34,676
Income taxes	8,700	5,700	12,400

Net earnings	$14,729	$9,565	$22,276

Ratio of earnings available for fixed charges to fixed charges	1.94	1.52	2.27

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

13 of 24

NORDSTROM CREDIT, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

January 31,	2002	2001

ASSETS
Cash and cash equivalents	$3,368	$152
Customer accounts receivable, net of allowance for doubtful accounts of $23,022 and $16,531	620,921	645,124
Receivable from Affiliates and other	43,849	7,650
Land, buildings and equipment, net (at cost)	5,204	4,471
Deferred taxes and other assets	10,168	5,918

	$683,510	$663,315

LIABILITIES AND INVESTMENT OF NORDSTROM, INC
Note payable to Nordstrom, Inc.	$—	$301,430
Payable to affiliates	22,796	414
Accrued interest, taxes and other	7,080	11,566
Long-term debt	476,750	187,750

Total liabilities	506,626	501,160
Investment of Nordstrom, Inc.	176,884	162,155

	$683,510	$663,315

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

14 of 24

NORDSTROM CREDIT, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INVESTMENT OF NORDSTROM, INC.
(Dollars in thousands, except per share amounts)

	Common Stock, $.50 par value,
	100,000 shares authorized
			Retained
	Shares	Amount	Earnings	Total

Balance at February 1, 1999	10,000	$55,058	$75,256	$130,314
Net earnings			22,276	22,276

Balance at January 31, 2000	10,000	55,058	97,532	152,590
Net earnings			9,565	9,565

Balance at January 31, 2001	10,000	$55,058	107,097	162,155
Net earnings			14,729	14,729

Balance at January 31, 2002	10,000	$55,058	$121,826	$176,884

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

15 of 24

NORDSTROM CREDIT, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

Year Ended January 31,	2002	2001	2000

OPERATING ACTIVITIES:
Net earnings	$14,729	$9,565	$22,276
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	875	549	616
Change in:
Receivable from Affiliates and other	1,896	(5,558)	617
Deferred taxes and other assets	(4,462)	935	3,264
Payable to Affiliates	22,382	414	(3,610)
Accrued interest, taxes and other	(4,486)	6,201	(1,055)
Additions to notes receivable from Affiliates, net	(38,095)	—	—

Net cash (used in) provided by operating activities	(7,161)	12,106	22,108

INVESTING ACTIVITIES:
(Increase) decrease in customer accounts receivable, net	24,203	(86,433)	7,752
Additions to property and equipment, net	(1,396)	(495)	(23)

Net cash provided by (used in) investing activities	22,807	(86,928)	7,729

FINANCING ACTIVITIES:
Payments of commercial paper, net	—	—	(78,784)
(Repayments) borrowings under note payable to Nordstrom, Inc., net	(301,430)	132,350	107,080
Principal payments on long-term debt	(11,000)	(57,600)	(58,000)
Proceeds from issuance of long-term debt	300,000	—	—

Net cash (used in) provided by financing activities	(12,430)	74,750	(29,704)

Net (decrease) increase in cash and cash equivalents	3,216	(72)	133
Cash and cash equivalents at beginning of year	152	224	91

Cash and cash equivalents at end of year	$3,368	$152	$224

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

16 of 24

NORDSTROM CREDIT, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

NOTE 1 — DESCRIPTION OF BUSINESS

Nordstrom Credit, Inc. (the “Company”), a wholly-owned subsidiary of Nordstrom, Inc. (“Nordstrom”), was incorporated in the state of Washington in 1982 and reincorporated in the state of Colorado in 1990. The primary business of the Company is to finance customer accounts receivable generated under revolving charge accounts through sales of merchandise in Nordstrom stores (“Accounts”). The Accounts originate through the use of credit cards issued by Nordstrom fsb, (“the Bank”) a federal savings association organized as a wholly-owned subsidiary of Nordstrom effective August 30, 1991.

The Company and the Bank are parties to an operating agreement dated August 30, 1991, as amended on March 1, 2000 and October 1, 2001 (the “Operating Agreement”) under which the Company purchases Accounts from the Bank for a price equal to the amount of Accounts originated less an allowance for amounts to be written off (the “holdback allowance”). The Bank performs the servicing functions for the Accounts. Previously, the Company paid the Bank a servicing fee of 2.3% based on the amount of such Accounts originated, effective through October 31, 2001. Effective November 1, 2001, the Company pays a servicing fee of 2% to the Bank based on average accounts receivable balances. The Company also pays a monthly marketing fee to the Bank for its marketing efforts to increase customer accounts receivable balances upon which the Company earns service charge income.

On October 1, 2001, the Company established a wholly-owned subsidiary, Nordstrom Private Label Receivables LLC (NPLR) in connection with the issuance of the $300 million receivable-backed securities supported by the Company’s private label receivables. The Company sells substantially all of the private label receivables to NPLR. The receivables sold to NPLR are then pledged to Wilmington Trust, the Owner Trustee, who issues certificates that are backed by the receivables.

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

The Company and Nordstrom are parties to an investment agreement (the “Investment Agreement”) dated October 8, 1984, which, among other things, governs ownership of Company stock and the financial relationships between Nordstrom and the Company. The Investment Agreement requires that Nordstrom maintain the Company’s ratio of earnings available for fixed charges to fixed charges at not less than 1.25:1 and further requires that Nordstrom retain ownership of all the outstanding shares of stock of the Company. This agreement does not, however, represent a guarantee by Nordstrom of the payment of any obligation of the Company.

17 of 24

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The consolidated financial statements include the balances of Nordstrom Credit, Inc. and Nordstrom Private Label Receivables LLC. All significant intercompany transactions and balances are eliminated in consolidation.

Use of Estimates: Management makes estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications: Certain reclassifications of prior year balances have been made for consistent presentation with the current year.

Cash Equivalents: Cash equivalents represent short-term investments with a maturity of three months or less from the time of purchase.

Asset Impairment: The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate the carrying value of these assets may not be recoverable.

Fair Value of Financial Instruments: The carrying amount of cash equivalents, customer accounts receivable, notes receivable and notes payable approximates fair value because of the short maturity of these instruments. The fair value of long-term debt (including current maturities), using quoted markets prices of the same or similar issues with the same remaining term to maturity, is approximately $471,251 and $183,666 at January 31, 2002 and 2001.

Recent Accounting Pronouncements: In February 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and No. 138. It requires the fair value of all derivatives to be recognized as either assets or liabilities, and specifies accounting for changes in their fair value. Adoption of this standard did not have a material impact on the Company’s financial statements.

In March 2001, the Company adopted SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” a replacement of SFAS No. 125 with the same title. It revises the standards for securitizations and other transfers of financial assets and collateral and requires certain additional disclosures, but otherwise retains most of SFAS No. 125’s provisions. Adoption of this standard did not have a material impact on the Company’s financial statements.

The Emerging Issues Task Force (“EITF”) has reached a consensus on Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets,” which provides guidance on how a transferor that retains an interest in securitized financial assets, or an enterprise that purchases a beneficial interest in securitized financial assets, should account for related interest income and impairment. Adoption of this accounting issue in the quarter ended July 31, 2001, did not have a material impact on the Company’s financial statements.

In February 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 retains the fundamental provisions of SFAS No. 121, but establishes new criteria for asset classification and broadens the scope of qualifying discontinued operations. The adoption of this statement did not have a material impact on the Company’s financial statements.

18 of 24

NOTE 3 — RELATED PARTY TRANSACTIONS

The Company owns an office building in Englewood, Colorado, and leases space in the building to the Bank on a month-to-month basis. Rent received from the Bank was $1,980 in 2001 and $1,285 in 2000 and 1999. The Company also owns property adjacent to the office building on which Nordstrom locates its data center. Rent received from Nordstrom for the data center, under a month-to-month agreement, was $61 in 2001 and 2000, and $50 in 1999, respectively.

The Company pays a monthly marketing fee to the Bank for its marketing efforts to increase customer accounts receivable balances upon which the Company earns service charge income. The fee is based on the amount of revenue generated by the Company’s customer accounts receivable. Fees paid to the Bank were $5,899 in 2001, $10,300 in 2000 and $7,200 in 1999.

NOTE 4 — INTEREST, NET

The components of interest, net are as follows:

Year ended January 31,	2002	2001	2000

Note payable to Nordstrom, Inc.	$8,410	$15,487	6,611
Commercial paper	—	—	137
Long-term debt	16,602	13,852	20,460

Total interest cost	25,012	29,339	27,208
Less: Interest income	(305)	(17)	(5)

Interest, net	$24,707	$29,322	$27,203

NOTE 5 — INCOME TAXES

The Company files consolidated income tax returns with Nordstrom. Income taxes have been provided on a separate return basis, and the difference between the effective tax rate and the statutory Federal income tax rate is due to the provision for state and local income taxes. At January 31, 2002 and 2001, amounts due to Nordstrom for income taxes totaled $6,290 and $1,200 and are included in Payable to Affiliates. The components of income taxes are as follows:

Year ended January 31,	2002	2001	2000

Current income taxes:
Federal	$8,930	$3,780	$12,360
State and local	420	370	833

Total current income taxes	9,350	4,150	13,193
Deferred income taxes	(650)	1,550	(793)

Total income taxes	$8,700	$5,700	$12,400

Deferred income tax assets and liabilities result from temporary differences in the timing of recognition of revenue and expenses for tax and financial reporting purposes. At January 31, 2002 and 2001, deferred tax assets and liabilities are primarily related to the securitization of the VISA accounts receivable (See Note 6).

19 of 24

NOTE 6 — CUSTOMER ACCOUNTS RECEIVABLE

Customer accounts receivable, net, consists of the following:

January 31,	2002	2001

Unrestricted accounts	$5,441	$642,951
Restricted accounts	628,271	—
Master trust certificates	10,231	18,704

	643,943	661,655
Holdback allowance	(23,022)	(16,531)

Customer accounts receivable, net	$620,921	$645,124

The Company has no credit risk with respect to the Accounts, as Nordstrom bears the risk of credit loss.

Restricted accounts back the $300 million of Class A notes and the $200 million variable funding note issued by the Company in November 2001.

The Company owns an undivided, subordinate interest (Class B Certificate) in a pool of VISA credit card receivables. External investors hold the Class A Certificates and the Bank owns the Seller Retained Certificate and Interest Only Strip. The carrying amount of the Class B certificate approximates fair value and is included in customer accounts receivable.

The receivables sold to the trust are allocated between the various interests in the trust based on those interests’ relative fair market value. The fair values of the assets are calculated as the present value of their expected future cash flows over the estimated life of the receivables sold into the trust. Assumptions used to measure future cash flows are based on the current performance trends of the receivable portfolio and include a weighted average life of the receivables of 2.4 months, average credit losses of 7.41%, average payment rate of 22.04%, and discount rate of 13.62% for the Class B Certificate.

The following table summarizes the estimated fair value of the securities held by the Company:

January 31,	2002	2001

Class B Certificate	$10,849	$11,000
Seller Retained Interest	—	9,047

The Company previously held a portion of the Seller Retained Interest, but at January 31, 2002, the Bank held and will continue to hold, the entire amount of the Seller Retained Interest.

Interest income earned on the Class B Certificate and Seller Retained Interest totaled $1,570, $2,818 and $1,550 as of January 31, 2002, 2001 and 2000 and is included in service charge income and other on the consolidated statements of earnings.

The Company’s continuing involvement in the securitization of VISA receivables will include recognizing income on retained assets as prescribed by EITF 99-20 and holding subordinated interests in the trust. The Bank will continue to service the portfolio.

20 of 24

NOTE 6 — CUSTOMER ACCOUNTS RECEIVABLE (CONT.)

The Company also issued $300 million of receivable-backed securities supported by substantially all of its private label receivables. This transaction is accounted for as a secured financing. Total principal receivables of the securitized portfolio on January 31, 2002 were approximately $625,516, receivables more than 30 days past due were approximately $19,301, and charged off receivables for the 12 months ending January 31, 2002 were $28,134. The private label receivables also serve as collateral for a variable funding facility with a limit of $200 million. Nothing was outstanding on this facility on January 31, 2002.

The Company’s continuing involvement in the securitization of private label receivables will include pledging new receivables to the master note trust and accounting for the transaction as a secured financing. The Bank will continue to service the portfolio.

NOTE 7 – RECEIVABLE FROM AFFILIATES AND OTHER

Receivable from Affiliates and other consist primarily of amounts due from Nordstrom for borrowings under an agreement dated November 1, 2001 and amounts due from the Bank for borrowings under an agreement dated March 1, 2000. Borrowings under the agreements bear interest at floating rates based on a published LIBOR rate (1.7% at January 31, 2002) and are due upon demand. At January 31, 2002, $17,215 was outstanding on the note receivable from Nordstrom and $20,880 was outstanding on the note receivable from the Bank. Receivable from Affiliates and other also includes income and late fees due from Nordstrom fsb related to the securitized accounts receivables.

NOTE 8 – LAND, BUILDINGS AND EQUIPMENT

Land, buildings and equipment consist of the following:

January 31,	2002	2001

Land and land improvements	$662	$662
Buildings	6,900	6,889
Capitalized software	1,189	142
Fixtures and equipment	722	119

	9,473	7,812
Less accumulated depreciation	(4,269)	(3,606)

	5,204	4,206
Construction in progress	—	265

Land, buildings and equipment, net	$5,204	$4,471

Depreciation is computed using a combination of accelerated and straight-line methods. Estimated useful lives by major asset category are as follows:

Asset	Life (in years)

Buildings	5-40
Fixtures and equipment	3-15
Software	3-7

21 of 24

NOTE 9 — NOTES PAYABLE AND COMMERCIAL PAPER

The note payable to Nordstrom represents amounts borrowed under an agreement dated July 17, 1997. Borrowings under the agreement bear interest at floating rates based on a published LIBOR rate (5.4% at January 31, 2001 and 5.7% at January 31, 2000) and are due upon demand. At January 31, 2002 there were no outstanding borrowings on the note payable.

A summary of notes payable is as follows:

Year ended January 31,	2002	2001	2000

Average daily borrowings outstanding:
Nordstrom	$218,517	$241,987	$122,166
Other	—	—	2,598
Maximum amount outstanding:
Nordstrom	338,680	398,130	253,180
Other	—	—	78,784
Weighted average interest rate:
During the year:
Nordstrom	3.8%	6.4%	5.4%
Other	—	—	5.3%
At year-end:
Nordstrom	—	5.4%	5.7%

NOTE 10 — LONG-TERM DEBT

Long-term debt consists of the following:

January 31,	2002	2001

Medium-term notes, 7.25%, due 2002	$76,750	$87,750
Notes payable, 6.7%, due 2005	100,000	100,000
Receivable-backed PL Term, 4.82%, due 2006	300,000	—

Total long-term debt	$476,750	$187,750

Aggregate principal payments on long-term debt are as follows: 2002 — $76,750, 2003 — $0, 2004 — $0, 2005 — $100,000, 2006 — $300,000 and after 2006 — $0.

In November 2001, the Company issued $300 million of Class A notes backed by Nordstrom Private Label Receivables (“PL Term”). The PL Term bears a fixed interest rate of 4.82% and has an expected maturity of five years.

NOTE 11 — SUPPLEMENTARY CASH FLOW INFORMATION

Supplementary cash flow information is as follows:

Year Ended January 31,	2002	2001	2000

Cash paid during the year for:
Interest	$26,728	$29,446	$27,996
Income taxes paid to Nordstrom	3,610	6,100	12,700

22 of 24

NOTE 12 — SELECTED QUARTERLY DATA (UNAUDITED)

Year ended January 31, 2002	1st quarter	2nd quarter	3rd quarter	4th quarter	Total

Revenue	29,317	26,588	24,789	27,444	108,138
Earnings before income taxes	8,610	1,547	4,675	8,597	23,429
Net earnings	5,410	977	2,935	5,407	14,729

Year ended January 31, 2001	1st quarter	2nd quarter	3rd quarter	4th quarter	Total

Revenue	25,125	25,447	27,221	29,993	107,786
Earnings before income taxes	5,895	2,739	4,338	2,293	15,265
Net earnings	3,695	1,739	2,738	1,393	9,565

23 of 24

NORDSTROM CREDIT, INC. AND SUBSIDIARY
SCHEDULE II — VALUATION AND
QUALIFYING ACCOUNTS
(Dollars in thousands)

		Column C			Column D
Column A	Column B	Additions			Deductions	Column E

					Account
	Balance	Charged to	Charged		write-offs	Balance
	beginning	costs and	to other		net of	end of
Description	of period	expenses	accounts		recoveries	period

Holdback allowance - customer accounts receivable
Year ended January 31, 2002	$16,531	—	$34,624	*	$28,133	$23,022
Year ended January 31, 2001	$15,838	—	$20,369	*	$19,676	$16,531
Year ended January 31, 2000	$24,543	—	$11,707	*	$20,412	$15,838

*     The Company purchases Accounts net of this amount which represents the allowance for uncollectible amounts. Bad debt expenses are reflected on the books of Nordstrom for Accounts generated through sales at Nordstrom stores.

24 of 24

EXHIBIT INDEX

EXHIBIT		METHOD OF FILING

3.1	Articles of Incorporation	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 1991, Exhibit 3.1
3.2	By-laws, as amended and restated on December 19, 1995	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 1996, Exhibit 3.3
10.1	Investment Agreement dated October 8, 1984 between Registrant and Nordstrom, Inc.	Incorporated by reference from Registrant’s Form 10, Exhibit 10.1
10.2	Operating Agreement dated August 30, 1991 between Registrant and Nordstrom National Credit Bank	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended July 31, 1991, Exhibit 10.1, as amended
10.3	First Amendment to the Operating Agreement dated August 30, 1991 Between Registrant and Nordstrom National Credit Bank, dated March 1, 2000	Incorporated by reference from Registrant’s Form 10-K for the year ended January 31, 2001, Exhibit 10.3
10.4	Second Amendment to the Operating Agreement dated August 30, 1991 between Registrant and Nordstrom National Credit Bank, dated October 1, 2001	Filed herewith electronically
10.5	Corporate Services Agreement dated February 1, 2001 between Registrant and Nordstrom federal savings bank (fsb)	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2001, Exhibit 10.4
10.6	Loan Agreement dated July 17, 1997 between Registrant and Nordstrom, Inc.	Incorporated by reference from Registrant’s Form 10-Q for the quarter ended October 31, 1997, Exhibit 10.1
10.7	Amendment to the Loan Agreement dated July 17, 1997 between Registrant and Nordstrom, Inc., dated September 3, 1997	Incorporated by reference from Registrant’s Form 10-Q for the quarter ended October 31, 1997, Exhibit 10.2
10.8	Series 1996-A Supplement to Master Pooling and Servicing Agreement dated August 14, 1996 between Registrant, Nordstrom National Credit Bank and Norwest Bank Colorado, N.A., as trustee	Incorporated by reference from Registrant’s Form 10-Q for the quarter ended October 31, 1996, Exhibit 10.3
10.9
Amendment to the Series 1996-A Supplement to Master Pooling and Servicing Agreement dated August 14,1996 between Registrant, Nordstrom National Credit Bank, and Norwest Bank Colorado, N.A., as trustee, dated December 10, 1997
Incorporated by reference from Registrant’s Form 10-K for the year ended January 31, 1998, Exhibit 10.13

EXHIBIT		METHOD OF FILING

10.10
Second amendment to the Series 1996-A Supplement to Master Pooling and Servicing Agreement dated August 14,1996 between Registrant, Nordstrom National Credit Bank, and Norwest Bank Colorado, N.A., as trustee, dated February 28, 1999
Incorporated by reference from Registrant’s Form 10-Q for the quarter ended April 30, 1999, Exhibit 10.1
10.11
Third amendment to the Series 1996-A Supplement to Master Pooling and Servicing Agreement dated August 14, 1996 between Registrant, Nordstrom National Credit Bank, and Norwest Bank Colorado, N.A., as Trustee, dated October 1, 2001
Filed herewith electronically
10.12	Receivables Purchase Agreement dated August 14, 1996 between Registrant and Nordstrom, Inc.	Incorporated by reference from Registrant’s Form 10-K for the year ended January 31, 1997, Exhibit 10.10
10.13	Participation Agreement dated August 14, 1996 between Registrant and Nordstrom National Credit Bank	Incorporated by reference from Registrant’s Form 10-K for the year ended January 31, 1997, Exhibit 10.11
10.14	Loan Agreement dated November 1, 2001 between Nordstrom, Inc. and Registrant	Filed herewith electronically
10.15	Loan Agreement dated March 1, 2000 between Nordstrom fsb and Registrant	Filed herewith electronically
10.16	Business Account Operating Agreement dated February 1, 1997 between Registrant and Nordstrom, Inc.	Filed herewith electronically
10.17	Amendment to the Business Account Operating Agreement dated February 1, 1997 between Registrant and Nordstrom, Inc., dated October 1, 2001	Filed herewith electronically
10.18	Second Amendment to the Business Account Operating Agreement dated February 1, 1997 between Registrant and Nordstrom, Inc., dated November 30, 2001	Filed herewith electronically
10.19	Recourse Agreement dated March 1, 2001 between Registrant and Nordstrom, Inc.	Filed herewith electronically
10.20	Amendment to the Recourse Agreement dated March 1, 2001 between Registrant and Nordstrom, Inc., dated October 1, 2001	Filed herewith electronically
10.21	Receivables Purchase Agreement dated October 1, 2001 between Registrant and Nordstrom Private Label Receivables, LLC	Filed herewith electronically

EXHIBIT		METHOD OF FILING

10.22
Transfer and Servicing Agreement dated October 1, 2001 between Nordstrom Private Label Receivables, LLC, Nordstrom fsb, Wells Fargo Bank Minnesota, N.A., and Nordstrom Private Label Credit Card Master Note Trust
Filed herewith electronically
10.23	Master Indenture dated October 1, 2001 between Nordstrom Private Label Credit Card Master Note Trust and Wells Fargo Bank Minnesota, N.A., as trustee	Filed herewith electronically
10.24	Series 2001-1 Indenture Supplement dated October 1, 2001 between Nordstrom Private Label Credit Card Master Note Trust and Wells Fargo Bank Minnesota, N.A. as trustee	Filed herewith electronically
10.25	Series 2001-2 Indenture Supplement dated December 4, 2001 between Nordstrom Private Label Credit Card Master Note Trust and Wells Fargo Bank Minnesota, N.A. as trustee	Filed herewith electronically
10.26	Amended and Restated Trust Agreement dated October 1, 2001 between Nordstrom Private Label Receivables, LLC, and Wilmington Trust Company, as trustee	Filed herewith electronically
12.1	Computation of Ratio of Earnings Available for Fixed Charges to Fixed Charges	Filed herewith electronically
23.1	Independent Auditors’ Consent	Filed herewith electronically