Form 10-Q
period 2002-04-30
NORDSTROM CREDIT INC
filed 2002-06-07
CIK 757439

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the quarterly period ended April 30, 2002


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

                            YES  X       NO
                               _____       _____


On May 31, 2002 Registrant had 10,000 shares of Common stock
($.50 par value) outstanding; all such shares are owned by Registrant's parent, Nordstrom, Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL
INSTRUCTION H(1)(A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING
THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                    NORDSTROM CREDIT, INC. AND SUBSIDIARY
                    -------------------------------------
                                    INDEX
                                    -----

                                                                   Page
                                                                  Number
                                                                  ------
PART I.   FINANCIAL INFORMATION

  Item 1.  Condensed Consolidated Financial Statements (unaudited)

           Condensed Consolidated Statements of Earnings
             Three months ended April 30, 2002 and 2001             3

           Condensed Consolidated Balance Sheets
             April 30, 2002 and 2001 and
             January 31, 2002                                        4

           Condensed Consolidated Statements of Cash Flows
             Three months ended April 30, 2000 and 2001              5

           Notes to Condensed Consolidated Financial Statements      6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations             7

PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                          7




                     NORDSTROM CREDIT, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                            (Dollars in thousands)
                                  (unaudited)


                                                          Three Months
                                                         Ended April 30,
                                                       ------------------
                                                         2002      2001
                                                      --------  --------
Revenue:
  Service charge income                                $27,116   $28,807
  Rental income from affiliates                            510       510
                                                      --------  --------
Total revenue                                           27,626    29,317

Expenses:
  Interest, net                                          6,366     6,626
  Servicing and marketing fees
    paid to Nordstrom fsb                                2,402     8,176
  Selling, general and administrative                      708     5,905
                                                      --------  --------
Total expenses                                           9,476    20,707
                                                      --------  --------
Earnings before income taxes                            18,150     8,610
Income taxes                                             6,620     3,200
                                                      --------  --------
Net earnings                                           $11,530   $ 5,410
                                                      ========  ========
Ratio of earnings available for fixed
  charges to fixed charges                                3.70      2.30
                                                      ========  ========

These statements should be read in conjunction with the Notes to Condensed Consolidated Financial Statements contained herein.



                    NORDSTROM CREDIT, INC. AND SUBSIDIARY
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)
                                  (unaudited)

                                     April 30,    January 31,    April 30,
                                       2002          2002          2001
                                    -----------   -----------   ----------
ASSETS
------
Cash and cash equivalents             $    156      $  3,368      $    611

Customer accounts receivable, net
  of allowance for doubtful accounts
  of $22,786, $23,022 and $17,232      582,662       620,921       612,467

Receivable from affiliates and
  other receivables                     21,850        49,169         6,532

Land, buildings and
  equipment, net (at cost)               5,068         5,204         4,894

Other assets                             2,301         2,316           543
                                      --------      --------      --------
                                      $612,037      $680,978      $625,047
                                      ========      ========      ========

LIABILITIES AND INVESTMENT OF NORDSTROM, INC.
---------------------------------------------
Note payable to Nordstrom, Inc.       $ 16,110             -      $256,680

Payable to affiliates                        -        20,264         3,731

Accrued interest, taxes and other        7,513         7,080         9,321

Long-term debt                         400,000       476,750       187,750
                                      --------      --------      --------
  Total liabilities                    423,623       504,094       457,482

Investment of Nordstrom, Inc.          188,414       176,884       167,565
                                      --------      --------      --------
                                      $612,037      $680,978      $625,047
                                      ========      ========      ========

These statements should be read in conjunction with the Notes to Condensed Consolidated Financial Statements contained herein.

                   NORDSTROM CREDIT, INC. AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in thousands)
                                (unaudited)

                                                        Three Months
                                                      Ended April 30,
                                                   ----------------------
                                                     2002          2001
                                                   --------      --------
OPERATING ACTIVITIES:
  Net earnings                                     $ 11,530      $  5,410
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
    Depreciation and amortization                       191           302
    Change in:
      Receivable from Affiliates and other           29,851         6,439
      Other assets                                      (40)            -
      Payable to Affiliates                         (22,796)        3,317
      Accrued interest, taxes and other                 433        (2,245)
                                                   --------      --------
Net cash provided by operating activities            19,169        13,223
                                                   --------      --------
INVESTING ACTIVITIES:
  Decrease in customer
    accounts receivable, net                         38,259        32,657
  Additions to property and equipment, net                -          (671)
                                                   --------      --------
Net cash provided by investing activities            38,259        31,986
                                                   --------      --------
FINANCING ACTIVITIES:
  Borrowings (repayments) under note payable
    to Nordstrom, Inc., net                          16,110       (44,750)
  Principal payments on long-term debt              (76,750)            -
                                                   --------      --------
Net cash used in financing activities               (60,640)      (44,750)
                                                   --------      --------
Net (decrease) increase in cash and
  cash equivalents                                   (3,212)          459
Cash and cash equivalents
  at beginning of period                              3,368           152
                                                   --------      --------
Cash and cash equivalents at end of period         $    156      $    611
                                                   ========      ========

These statements should be read in conjunction with the Notes to Condensed Consolidated Financial Statements contained herein.

                     NORDSTROM CREDIT, INC. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (dollars in thousands)
                                (unaudited)

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation
---------------------
The accompanying condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Nordstrom Credit, Inc. Annual Report on Form 10-K for the year ended January 31, 2002. The same accounting policies are followed in preparing quarterly financial data as are followed in preparing annual data. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows have been included and are of a normal, recurring nature.

Certain prior year amounts have been reclassified to conform to the current year presentation.

The financial information is applicable to interim periods and is not necessarily indicative of the results to be expected for the fiscal year.


Recent Accounting Pronouncements
--------------------------------
In February 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 retains the fundamental provisions of SFAS No. 121, but establishes new criteria for asset classification and broadens the scope of qualifying discontinued operations. The adoption of this statement did not have a material impact on the Company's financial statements.


NOTE 2 - CUSTOMER ACCOUNTS RECEIVABLE

Customer accounts receivable, net, consists of the following:


April 30,                              2002                   2001
-----------                          --------               --------
Unrestricted accounts                  $2,201               $609,303
Restricted accounts                   592,908                      -
Master trust certificates              10,339                 20,396
                                     --------               --------
                                      605,448                629,699
Holdback allowance                    (22,786)               (17,232)
                                     --------               --------
Customer accounts receivable, net    $582,662               $612,467
                                     ========               ========

Restricted accounts back the $300 million of Class A notes and the $200 million variable funding note issued by the Company in November 2001.

Through April 30, 2002, the Company owned an undivided, subordinate interest (Class B Certificate) in a pool of VISA credit card receivables. External investors held the Class A
Certificates and the Bank owned the Seller Retained Certificate and Interest Only Strip.

On May 1, 2002, the Class B Certificate was repaid. The Company received cash in the amount of $11,060 representing the face value of the note plus accrued interest and recognized a gain on redemption of $661. The gain is the excess of cash received over the carrying amount of the Class B Certificate, and was recognized in the quarter ended July 31, 2002.



Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Service charge income decreased for the quarter ended April
30, 2002, compared to the same period in 2001, primarily due to a decrease in the service charge rate, caused by a decline in interest rates. The decrease was also due in part to a decline in the outstanding balance of accounts receivables.

Net interest expense decreased slightly for the quarter ended April 30, 2002, compared to the same period in 2001, as a result of a decrease in volume of short-term debt outstanding as well as the decline in interest rates. The decrease was offset by an increase in long-term debt outstanding.

Servicing and marketing fees paid to Nordstrom fsb decreased for the quarter ended April 30, 2002, primarily due to a change in the servicing fee structure between the Company and Nordstrom fsb, which became effective during the fourth quarter of 2001.

Selling, general and administrative expenses decreased for the quarter ended April 30, 2002, compared to the same period in 2001, primarily as a result of a change in the expense structure, effective February 1, 2002. Charges related to purchase incentives associated with the Nordstrom credit cards, bad debt expense related to returned checks, and gift card expenses are now taken by Nordstrom, Inc. and not the Company.



                            PART II - OTHER INFORMATION
                            ---------------------------

Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibits
        --------
(10.1)    Loan Agreement dated February 1, 2002 between Registrant and
         Nordstrom, Inc.  is filed herein as an exhibit.

(10.2)    Loan Agreement dated February 1, 2002 between Nordstrom, Inc.
         and Registrant is filed herein as an exhibit.


(b)     Reports on Form 8-K
        -------------------

        No reports on Form 8-K were filed during the quarter for which this report is filed.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          NORDSTROM CREDIT, INC. AND SUBSIDIARY

                            (Registrant)



                      /s/                Michael G. Koppel
                     ----------------------------------------------------
                                         Michael G. Koppel
                     Executive Vice President and Chief Financial Officer
                         (Principal Accounting and Financial Officer)


Date:   June 7, 2002
--------------------------

NORDSTROM CREDIT INC. AND SUBSIDIARY

Exhibit Index

Exhibit                                    Method of Filing
-------                                    ----------------
10.1  Loan Agreement dated February        Filed herewith electronically
       1, 2002 between Nordstrom,
       Inc. and Registrant

10.2  Loan Agreement dated February        Filed herewith electronically
       1, 2002 between Registrant
       and Nordstrom, Inc.



