Form 10-Q
period 2002-07-31
NORDSTROM CREDIT INC
filed 2002-09-12
CIK 757439

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the quarterly period ended July 31, 2002


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

                            YES  X       NO
                               _____       _____


On August 31, 2002 Registrant had 10,000 shares of Common stock
($.50 par value) outstanding; all such shares are owned by Registrant's parent, Nordstrom, Inc.

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

  Item 1.  Condensed Consolidated Financial Statements (unaudited)

           Condensed Consolidated Statements of Earnings
             Three and Six months ended July 31, 2002
             and 2001                                                3

           Condensed Consolidated Balance Sheets
             July 31, 2002 and 2001
             and January 31, 2002                                    4

           Condensed Consolidated Statements of Cash Flows
             Six months ended July 31, 2002 and 2001                 5


           Notes to Condensed Consolidated Financial Statements      6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations             7

PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                          8


SIGNATURES                                                           9

CERTIFICATIONS                                                      10




                     NORDSTROM CREDIT, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                            (Dollars in thousands)
                                  (unaudited)


                                     Three Months          Six Months
                                    Ended July 31,       Ended July 31,
                                  ------------------   ------------------
                                    2002      2001       2002      2001
                                  --------  --------   --------  --------
Revenue:
  Service charge income            $25,210   $25,803    $49,587   $53,903
  Other fees and charges             3,287       275      6,026       982
  Rental income from affilates         510       510      1,020     1,020
                                  --------  --------   --------  --------
Total revenue                       29,007    26,588     56,633    55,905

Expenses:
  Interest, net                      5,310     6,024     11,676    12,650
  Servicing and marketing fees
    paid to Nordstrom fsb            4,176    10,885      6,578    19,061
  Selling, general and
    administrative                     317     8,132      1,025    14,037
                                  --------  --------   --------  --------
Total expenses                       9,803    25,041     19,279    45,748
                                  --------  --------   --------  --------
Earnings before income taxes        19,204     1,547     37,354    10,157
Income taxes                         7,010       570     13,630     3,770
                                  --------  --------   --------  --------
Net earnings                       $12,194   $   977    $23,724   $ 6,387
                                  ========  ========   ========  ========
Ratio of earnings
  available for fixed
  charges to fixed charges            4.52      1.26       4.07      1.80
                                  ========  ========   ========  ========

These statements should be read in conjunction with the Notes to Condensed Consolidated Financial Statements contained herein.


                     NORDSTROM CREDIT, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)
                                  (unaudited)

                                     July 31,    January 31,     July 31,
                                       2002          2002          2001
                                    -----------   -----------   -----------
ASSETS
------
Cash and cash equivalents              $    324      $  3,368      $    792

Customer accounts receivable, net
  of allowance for doubtful accounts
  of $22,131, $23,022 and $20,858       639,302       618,095       676,976

Receivable from affiliates and
  other receivables                      67,660        51,995        11,642

Land, buildings and
  equipment, net                          5,115         5,204         5,402

Other assets                              2,780         2,316           495
                                       --------   -----------      --------
                                       $715,181      $680,978      $695,307
                                       ========   ===========      ========

LIABILITIES AND INVESTMENT OF NORDSTROM, INC.
---------------------------------------------
Note payable to Nordstrom, Inc.        $101,360      $      -      $328,030

Payable to affiliates                     8,788        20,264         1,911

Accrued interest, taxes and other         4,425         7,080         9,074

Long-term debt                          400,000       476,750       187,750
                                       --------   -----------      --------
  Total liabilities                     514,573       504,094       526,765

Investment of Nordstrom, Inc.           200,608       176,884       168,542
                                       --------   -----------      --------
                                       $715,181      $680,978      $695,307
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

                      NORDSTROM CREDIT, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in thousands)
                                (unaudited)

                                                        Six Months
                                                       Ended July 31,
                                                   ----------------------
                                                     2002          2001
                                                   --------      --------
OPERATING ACTIVITIES:
  Net earnings                                     $ 23,724      $  6,387
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
    Depreciation and amortization                       285           505
    Change in:
      Receivable from affiliates and other          (15,665)        1,329
      Other assets                                     (579)           (8)
      Payable to affiliates                         (11,476)        1,497
Accrued interest, taxes and other              (2,655)       (2,492)
                                                   --------      --------
Net cash (used in) provided by operating
  activities                                         (6,366)        7,218
                                                   --------      --------
INVESTING ACTIVITIES:
  Increase in customer
    accounts receivable, net                        (21,207)      (31,852)
  Additions to property and equipment, net              (81)       (1,326)
                                                   --------      --------
Net cash used in investing activities               (21,288)      (33,178)
                                                   --------      --------
FINANCING ACTIVITIES:
  Borrowings under note payable
    to Nordstrom, Inc., net                         101,360        26,600
  Principal payments on long-term debt              (76,750)            -
                                                   --------      --------
Net cash provided by financing activities            24,610        26,600
                                                   --------      --------
Net (decrease) increase in cash and cash
  equivalents                                        (3,044)          640
Cash and cash equivalents
  at beginning of period                              3,368           152
                                                   --------      --------
Cash and cash equivalents at end of period         $    324      $    792
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


Recent Accounting Pronouncements
--------------------------------
In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements related to extinguishments of debt, provisions of the Motor Carrier Act of 1980 and lease transactions. Generally, SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. We elected to adopt SFAS No. 145 during the second quarter of 2002. The adoption of this statement did not have a material impact on our financial statements.

In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 nullifies EITF 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" by requiring that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred versus when an entity is committed to an exit plan. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We elected to adopt SFAS No. 146 during the second quarter of 2002. The adoption of this statement did not have a material impact on our financial statements.

NOTE 2 - CUSTOMER ACCOUNTS RECEIVABLE

Customer accounts receivable, net, consists of the following:

July 31,                               2002                   2001
-----------                          --------               --------
Unrestricted accounts                  $2,658               $668,466
Restricted accounts                   658,775                      -
Master trust certificates                   -                 29,368
                                     --------               --------
                                      661,433                697,834
Holdback allowance                    (22,131)               (20,858)
                                     --------               --------
Customer accounts receivable, net    $639,302               $676,976
                                     ========               ========

Restricted accounts back the $300 million of Class A notes and the $200 million variable funding note that we issued in November 2001.

Through April 30, 2002, we owned an undivided, subordinate interest (Class B Certificate) in a pool of VISA credit card receivables. External investors held the Class A Certificates and Nordstrom fsb owned the Seller Retained Certificate and Interest Only Strip.

On May 1, 2002, the Class B Certificate was repaid. We received cash in the amount of $11,060 representing the face value of the note plus accrued interest and recognized a gain on redemption of $661. The gain is the excess of cash received over the carrying amount of the Class B Certificate, and was recognized in the quarter ended July 31, 2002.



Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Service charge income decreased for the quarter and the six-month period ended July 31, 2002, compared to the same periods in 2001, as a result of a slight decline in the outstanding balance of receivables as well as a decrease in the service charge rate, caused by a decline in interest rates.

Other fees and charges increased for the quarter and the six-month period ended July 31, 2002, compared to the same periods in 2001, primarily due to late fee income on delinquent retail accounts now being recorded by Nordstrom Credit, Inc. as a result of the securitization of private label receivables in the fourth quarter of 2001. Late fee income for the quarter and the six-month period ended July 31, 2002 was $2.3 million and $4.4 million, respectively.

Net interest expense decreased for the quarter and the six-month period ended July 31, 2002, compared to the same periods in 2001, as a result of a decrease in volume of short-term debt outstanding as well as the decline in interest rates. This was partially offset by an increase in long-term debt outstanding.

Servicing and marketing fees paid to Nordstrom fsb decreased for the quarter and the six-month period ended July 31, 2002, primarily due to a change in the servicing fee structure between Nordstrom Credit, Inc. and Nordstrom fsb, which became effective during the fourth quarter of 2001. This change was made to reflect the competitive market rate for portfolio servicing.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Cont.)


Selling, general and administrative expenses decreased for the quarter and the six-month period ended July 31, 2002, compared to the same periods in 2001, primarily as a result of a change in the expense structure, effective February 1, 2002. Charges related to purchase incentives associated with the Nordstrom credit cards, bad debt expense related to returned checks, and gift card expenses are now taken by Nordstrom, Inc. and not by Nordstrom Credit, Inc. The total of selling, general and administrative expenses would have been $9.8 million and $16.1 million for the quarter and six-month period ended July 31, 2002, respectively, if the expenses had not been transferred to Nordstrom, Inc.






                            PART II - OTHER INFORMATION
                            ---------------------------

Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibits
        --------
        (10.1) Loan agreement dated May 1, 2002 between Nordstrom fsb and
               Registrant is filed herein as an exhibit.

        (99.1) Certification of Chief Executive Officer regarding periodic report containing financial statements.

        (99.2) Certification of Chief Financial Officer regarding periodic report containing financial statements.


(b)     Reports on Form 8-K
        -------------------

        No reports on Form 8-K were filed during the quarter for which this report is filed.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          NORDSTROM CREDIT, INC.
                            (Registrant)



                      /s/                Michael G. Koppel
                     ----------------------------------------------------
                                         Michael G. Koppel
                                     Vice President and Treasurer
                            (Principal Accounting and Financial Officer)


Date:   September 12, 2002
--------------------------

Certification required by Section 302(a) of the Sarbanes-Oxley Act of 2002

I, Kevin T. Knight, certify that:
1. I have reviewed this quarterly report on Form 10-Q of Nordstrom Credit, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:  September 12, 2002                  /s/ Kevin T. Knight
       ------------------                  -----------------------
                                           Kevin T. Knight
                                           President

Certification required by Section 302(a) of the Sarbanes-Oxley Act of 2002

I, Michael G. Koppel, certify that:
1. I have reviewed this quarterly report on Form 10-Q of Nordstrom Credit, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:  September 12, 2002                  /s/ Michael G. Koppel
       ------------------                  -----------------------
                                           Michael G. Koppel
                                           Vice President and Treasurer

NORDSTROM CREDIT INC. AND SUBSIDIARY

Exhibit Index


Exhibit                                    Method of Filing
-------                                    ----------------
10.1  Loan Agreement dated May 1,          Filed herewith electronically
       2002 between Nordstrom fsb
       and Registrant

99.1   Certification of Chief Executive     Filed herewith electronically
       Officer regarding periodic
       report containing financial
       statements

99.2  Certification of Chief Financial     Filed herewith electronically
       Officer regarding periodic
       report containing financial
       statements

