Form 10-Q
period 2002-10-31
NORDSTROM CREDIT INC
filed 2002-12-06
CIK 757439

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the quarterly period ended October 31, 2002


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

                            YES  X       NO
                               _____       _____


On November 30, 2002 Registrant had 10,000 shares of Common stock
($.50 par value) outstanding; all such shares are owned by Registrant's parent, Nordstrom, Inc.

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

  Item 1.  Condensed Consolidated Financial Statements (unaudited)

           Condensed Consolidated Statements of Earnings
             Three and Nine months ended October 31, 2002
             and 2001                                                3

           Condensed Consolidated Balance Sheets
             October 31, 2002 and 2001
             and January 31, 2002                                    4

           Condensed Consolidated Statements of Cash Flows
             Nine months ended October 31, 2002 and 2001             5

           Notes to Condensed Consolidated Financial Statements      6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations             7

  Item 4.  Controls and Procedures                                   7

PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                          8


SIGNATURES                                                           9

CERTIFICATIONS                                                      10





                     NORDSTROM CREDIT, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                            (Dollars in thousands)
                                  (unaudited)

                                     Three Months         Nine Months
                                   Ended October 31,    Ended October 31,
                                  ------------------   ------------------
                                    2002      2001       2002      2001
                                  --------  --------   --------  --------
Revenue:
  Service charge income            $25,118   $24,328    $74,705   $78,231
  Other fees and charges             2,459       (49)     8,485       933
  Rental income from affilates         510       510      1,530     1,530
                                  --------  --------   --------  --------
Total revenue                       28,087    24,789     84,720    80,694

Expenses:
  Interest, net                      5,477     5,352     17,153    18,002
  Servicing and marketing fees
    paid to Nordstrom fsb            4,065     7,686     10,643    26,747
  Selling, general and
    administrative                     310     7,076      1,335    21,113
                                  --------  --------   --------  --------
Total expenses                       9,852    20,114     29,131    65,862
                                  --------  --------   --------  --------
Earnings before income taxes        18,235     4,675     55,589    14,832
Income taxes                         6,660     1,740     20,290     5,510
                                  --------  --------   --------  --------
Net earnings                       $11,575   $ 2,935    $35,299   $ 9,322
                                  ========  ========   ========  ========
Ratio of earnings
  available for fixed
  charges to fixed charges            4.18      1.87       4.10      1.82
                                  ========  ========   ========  ========

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.




                     NORDSTROM CREDIT, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)
                                  (unaudited)

                                    October 31,    January 31,  October 31,
                                       2002          2002          2001
                                    -----------   -----------   -----------
ASSETS
------
Cash and cash equivalents              $    363      $  3,368      $    662

Customer accounts receivable, net
  of allowance for doubtful accounts
  of $22,381, $23,022 and $20,692       581,911       618,095       602,418

Receivable from affiliates and
  other receivables                      74,431        51,995         7,005

Land, buildings and
  equipment, net                          5,644         5,204         5,352

Other assets                              2,655         2,316           439
                                       --------   -----------      --------
                                       $665,004      $680,978      $615,876
                                       ========   ===========      ========

LIABILITIES AND INVESTMENT OF NORDSTROM, INC.
---------------------------------------------
Note payable to Nordstrom, Inc.        $ 44,885      $      -      $260,630

Payable to affiliates                     4,934        20,264             -

Accrued interest, taxes and other         3,002         7,080         7,019

Long-term debt                          400,000       476,750       176,750
                                       --------   -----------      --------
  Total liabilities                     452,821       504,094       444,399

Investment of Nordstrom, Inc.           212,183       176,884       171,477
                                       --------   -----------      --------
                                       $665,004      $680,978      $615,876
                                       ========   ===========      ========

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.



                      NORDSTROM CREDIT, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in thousands)
                                (unaudited)

                                                        Nine Months
                                                      Ended October 31,
                                                   ----------------------
                                                     2002          2001
                                                   --------      --------
OPERATING ACTIVITIES:
  Net earnings                                     $35,299       $  9,322
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
    Depreciation and amortization                     (215)           683
    Change in:
      Receivable from affiliates and other         (22,436)         5,966
      Other assets                                    (587)            (7)
      Payable to affiliates                        (15,330)          (414)
Accrued interest, taxes and other             (4,078)        (4,547)
                                                   --------      --------
Net cash (used in) provided by operating
  activities                                        (7,347)        11,003
                                                   --------      --------
INVESTING ACTIVITIES:
  Decrease in customer accounts
    receivable, net                                  36,184        42,706
  Retirements (additions) to property and
    equipment, net                                       23        (1,399)
                                                   --------      --------
Net cash provided by investing activities            36,207        41,307
                                                   --------      --------
FINANCING ACTIVITIES:
  (Payments on) borrowings under note payable
    to Nordstrom, Inc., net                          44,885       (40,800)
  Principal payments on long-term debt              (76,750)      (11,000)
                                                   --------      --------
Net cash used in financing activities               (31,865)      (51,800)
                                                   --------      --------
Net (decrease) increase in cash and cash
  equivalents                                        (3,005)          510
Cash and cash equivalents
  at beginning of period                              3,368           152
                                                   --------      --------
Cash and cash equivalents at end of period         $    363      $    662
                                                   ========      ========

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.



                    NORDSTROM CREDIT, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (dollars in thousands)
                                (unaudited)


Note 1 - Summary of Significant Accounting Policies

Basis of Presentation
---------------------
The accompanying condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Nordstrom Credit, Inc. 2001 Annual Report on Form 10-K. The same accounting policies are followed in preparing quarterly financial data as are followed in preparing annual data. In our opinion, all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows have been included and are of a normal, recurring nature.

We reclassified certain prior year amounts to conform to the current year presentation.

The interim financial information presented here is not necessarily indicative of the results to be expected for the fiscal year.



NOTE 2 - CUSTOMER ACCOUNTS RECEIVABLE

Customer accounts receivable, net, consists of the following:

                                   October 31,    January 31,   October 31,
                                      2002           2002          2001
                                   -----------   -----------   -----------
Unrestricted accounts               $   2,757      $   2,615     $ 612,979
Restricted accounts                   601,535        628,271             -
Master trust certificates                   -         10,231        10,131
                                   -----------   -----------   -----------
                                      604,292        641,117       623,110
Holdback allowance                    (22,381)       (23,022)      (20,692)
                                   -----------   -----------   -----------
Customer accounts receivable, net   $ 581,911      $ 618,095     $ 602,418
                                   ===========   ===========   ===========


Restricted accounts back the $300 million of Class A notes and the $200 million variable funding note issued in November 2001.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Service charge income decreased for the nine-month period ended October 31, 2002, compared to the same period in 2001, primarily as a result of a decline in interest rates and a slight decline in the outstanding balance of receivables. For the quarter ended October 31, 2002, service charge income was consistent with prior year results.

Other fees and charges increased for the quarter and the nine-month period ended October 31, 2002, compared to the same periods in 2001, primarily due to late fee income on delinquent retail accounts now being recorded by Nordstrom Credit, Inc. as a result of the securitization of private label receivables in the fourth quarter of 2001. Late fee income for the quarter and the nine-month period ended October 31, 2002 was $2.2 million and $6.6 million, respectively.

Net interest expense remained consistent with the prior year for the quarter and the nine-month period ended October 31, 2002.

Servicing and marketing fees paid to Nordstrom fsb decreased for the quarter and the nine-month period ended October 31, 2002, primarily due to a change in the servicing fee structure between Nordstrom Credit, Inc. and Nordstrom fsb, which became effective during the fourth quarter of 2001. This change was made to reflect the competitive market rate for portfolio servicing.

Selling, general and administrative expenses decreased for the quarter and the nine-month period ended October 31, 2002, compared to the same periods in 2001, primarily as a result of a change in the expense structure, effective February 1, 2002. Charges related to purchase incentives associated with the Nordstrom credit cards, bad debt expense related to returned checks, and gift card expenses are now taken by Nordstrom, Inc. and not by Nordstrom Credit, Inc. The total of selling, general and administrative expenses would have been $6.7 million and $22.7 million for the quarter and nine-month period ended October 31, 2002, respectively, if the expenses had not been transferred to Nordstrom, Inc.


Item 4.  Controls and Procedures

Within the last 90 days, our President and Vice President/Treasurer evaluated our disclosure controls and procedures and believe that they are effective in the timely recording, processing, summarizing and reporting of material financial and non-financial information.

Additionally, during the quarter ended October 31, 2002, we did not make any significant changes in, or take any corrective actions regarding, our internal controls or other factors that could significantly affect these controls. We review our internal controls for effectiveness on an ongoing basis. We plan to continue our review process, including both internal and external audit examinations, as part of the evaluation of our disclosure controls and internal controls.

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


Date:   December 6, 2002
--------------------------

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 6, 2002                    /s/ Kevin T. Knight
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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 6, 2002                    /s/ Michael G. Koppel
       ------------------                  -----------------------
                                           Michael G. Koppel
                                           Vice President and Treasurer

NORDSTROM CREDIT INC. AND SUBSIDIARY

Exhibit Index


Exhibit                                    Method of Filing
-------                                    ----------------
99.1   Certification of Chief Executive     Filed herewith electronically
       Officer regarding periodic
       report containing financial
       statements

99.2  Certification of Chief Financial     Filed herewith electronically
       Officer regarding periodic
       report containing financial
       statements
