Form 10-K
period 2003-01-31
NORDSTROM CREDIT INC
filed 2003-04-17
CIK 757439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission file number 0-12994

Nordstrom Credit, Inc.

(Exact name of Registrant as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	91-1181301 (IRS employer Identification No.)

13531 East Caley, Englewood, Colorado (Address of principal executive offices)	80111 (Zip code)

Registrant’s telephone number, including area code: 303-397-4700

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.50 par value
(Title of each class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES  [X]   NO  [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act 12b-2).   YES  [  ]   NO  [X]

     On March 31, 2003 we had 10,000 shares of common stock ($.50 par value) outstanding; all such shares are owned by our parent, Nordstrom, Inc.

     We meet the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and are therefore filing this Form with the reduced disclosure format.

1 of 26

2 of 26

PART I

Item 1. Business.

The information required under this item is included in Note 1 to the Financial Statements on page 19 of this report, which is incorporated herein by reference.

Item 2. Properties.

We lease an office building in Englewood, Colorado where our principal offices are located.

Item 3. Legal Proceedings.

We are not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

Not required under reduced disclosure format.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

The class of securities registered is our common stock, $.50 par value per share. There are 100,000 shares of authorized common stock, of which 10,000 shares were issued and outstanding as of March 31, 2003. Our common stock is owned entirely by our parent, Nordstrom, Inc. (“Nordstrom”). The stock has not been traded and, accordingly, no market value has been established. No dividends were paid in the fiscal years ended January 31, 2003 and 2002.

Item 6. Selected Financial Data.

Not required under reduced disclosure format.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

We earn service charge income on our accounts receivable. Service charge income was essentially flat in 2002, as compared to 2001, due to a slight decrease in average accounts receivable balances offset by a slight increase in the weighted average service charge rate.

Other fees and charges consist primarily of late fees. In the fourth quarter of 2001, we entered into a securitization of our private label receivables. Other fees and charges increased in 2002 as compared to 2001 primarily due to the late fee income earned on these receivables. Late fees are charged based on the dollar balance of the delinquent accounts. Late fee income was $8.8 and $3.0 million in 2002 and 2001.

Net interest expense decreased in 2002 as compared to 2001 as a result of a decrease in short-term debt outstanding and a decrease in interest rates, partially offset by an increase in long-term debt outstanding.

3 of 26

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation (Cont.)

Servicing and marketing fees paid to Nordstrom fsb (“the Bank”) for servicing our receivables decreased in 2002 as compared to 2001 due to a change in the servicing fee structure charged by the Bank. This change was effective in the fourth quarter of 2001 and was made to reflect the competitive market rate for portfolio servicing.

Effective at the start of fiscal 2002, we no longer expense charges related to purchase incentives for Nordstrom credit cards, bad debt expense related to returned checks, and gift card expenses. These charges are now expensed by Nordstrom. As a result, selling, general and administrative expenses decreased in 2002 as compared to 2001. Selling, general and administrative expenses would have been $33.2 million for the year ended January 31, 2003 if the expenses had not been transferred to Nordstrom.

Certain other information required under this item is included in Notes 1, 2 and 6 to the Financial Statements on pages 19, 20 and 22 of this report, which is incorporated by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk from changes in interest rates. In seeking to minimize risk, we manage exposure through our regular operating and financing activities. We do not use financial instruments for trading or other speculative purposes and are not party to any leveraged financial instruments.

We manage interest rate exposure through our mix of fixed and variable rate borrowings which finance customer accounts receivable. Short-term borrowings generally bear interest at variable rates but, because they have maturities of three months or less, we believe that the risk of material loss is low.

The table below presents principal amounts and related weighted average interest rates by year of maturity. All items described in the table are non-trading and are stated in U.S. dollars.

							Total at	Fair value
							January 31,	January 31,
Dollars in thousands	2003	2004	2005	2006	2007	Thereafter	2003	2003

Interest Rate Risk
Assets
Customer accounts receivable	$616,835						$616,835	$616,835
Variable interest rate*	19.1%						19.1%
Note receivable from Nordstrom fsb	$84,395						$84,395	$84,395
Year end Interest rate	1.3%						1.3%
Liabilities
Note payable to Nordstrom, Inc.	$74,460						$74,460	$74,460
Year end Interest rate	1.3%						1.3%
Long-term debt	—	—	$100,000	$300,000	—	—	$400,000	$435,100
Fixed average interest rate	—	—	6.7%	4.8%	—	—	5.3%

*     This is our weighted average interest rate on customer accounts receivable, which is a combination of fixed rates and floating rates based on prime. The actual effective interest rate is lower due to accounts which are paid off within 30 days and defaults.

4 of 26

Item 8. Financial Statements and Supplementary Data.
(a) Financial Statements and Supplementary Data

The consolidated financial statements and notes to the consolidated financial statements listed in the Index to Consolidated Financial Statements and Schedule on page 13 of this report are incorporated herein by reference.

The ratio of earnings available for fixed charges to fixed charges is 4.17, 1.94 and 1.52 for 2002, 2001 and 2000.

(b) Other Financial Statements and Schedule

The schedule required under Regulation S-X is filed pursuant to Item 15 of this report.

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

Item 14. Controls and Procedures.

“Disclosure controls” are controls and other procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. “Internal controls” are procedures that are designed to provide reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use and our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

5 of 26

Item 14. Controls and Procedures (Cont.)

Within the 90-day period prior to the filing of this report, we performed an evaluation under the supervision and with the participation of management, including our President and Chief Financial Officer, of our disclosure controls and procedures. Based upon that evaluation, the President and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in the timely recording, processing, summarizing and reporting of material financial and non-financial information.

We reviewed our internal controls for effectiveness periodically during the period covered by this report. No significant changes were made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their last evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

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
Consolidated Balance Sheets
Consolidated Statements of Investment of Nordstrom, Inc.
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(a)2. Financial Statement Schedules

The financial statement schedule listed in the Index to Consolidated Financial Statements and Schedule on page 13 of this report is incorporated herein by reference.

(a)3. Exhibits

(3.1)	Articles of Incorporation of the Registrant are hereby incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 1991, Exhibit 3.1.

(3.2)	By-laws of the Registrant, as amended and restated on May 19, 1998 are filed herein as an Exhibit.

(10.1)	Investment Agreement dated October 8, 1984 between Registrant and Nordstrom, Inc. is hereby incorporated by reference from the Registrant’s Form 10, Exhibit 10.1.

(10.2)	Operating Agreement dated August 30, 1991 between Registrant and Nordstrom National Credit Bank is hereby incorporated by reference from the Registrant’s Form 10-Q for the quarter ended July 31, 1991, Exhibit 10.1, as amended.

(10.3)	First Amendment to the Operating Agreement dated August 30, 1991 between Registrant and Nordstrom National Credit Bank, dated March 1, 2000 is hereby incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2001, Exhibit 10.3.

6 of 26

(a)3. Exhibits (Continued)

(10.4)	Second Amendment to the Operating Agreement dated August 30, 1991 between Registrant and Nordstrom National Credit Bank, dated October 1, 2001 is hereby incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2002, Exhibit 10.4.

(10.5)	Corporate Services Agreement dated February 1, 2001 between Registrant and Nordstrom federal savings bank (fsb) is hereby incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2001, Exhibit 10.4.

(10.6)	First Amendment to the Corporate Services Agreement dated February 1, 2001 between Registrant and Nordstrom fsb, dated February 1, 2001 is filed herein as an Exhibit.

(10.7)	Second Amendment to the Corporate Services Agreement dated February 1, 2001 between Registrant and Nordstrom fsb, dated February 1, 2002 is filed herein as an Exhibit.

(10.8)	Series 1996-A Supplement to Master Pooling and Servicing Agreement dated August 14, 1996 between Registrant, Nordstrom National Credit Bank, and Norwest Bank Colorado, N.A., as trustee, is incorporated by reference from the Registrant’s Form 10-Q for the quarter ended October 31, 1996, Exhibit 10.3.

(10.9)	Amendment to the Series 1996-A Supplement to Master Pooling and Servicing Agreement dated August 14, 1996 between Registrant, Nordstrom National Credit Bank and Norwest Bank Colorado, N.A., as trustee, dated December 10, 1997, is hereby incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 1998, Exhibit 10.13.

(10.10)	Second Amendment to the Series 1996-A Supplement to Master Pooling and Servicing Agreement dated August 14, 1996 between Registrant, Nordstrom National Credit Bank and Norwest Bank Colorado, N.A., as trustee, dated February 28, 1999, is hereby incorporated by reference from the Registrant’s Form 10-Q for the quarter ended April 30, 1999, Exhibit 10.1.

(10.11)	Third Amendment to the Series 1996-A Supplement to Master Pooling and Servicing Agreement dated August 14, 1996 between Registrant, Nordstrom National Credit Bank and Norwest Bank Colorado, N.A., as trustee, dated October 1, 2001 is hereby incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2002, Exhibit 10.11.

(10.12)	Receivables Purchase Agreement dated August 14, 1996 between Registrant and Nordstrom, Inc. is hereby incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 1997, Exhibit 10.10.

(10.13)	Participation Agreement dated August 14, 1996 between Registrant and Nordstrom National Credit Bank is hereby incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 1997, Exhibit 10.11.

(10.14)	Business Account Operating Agreement dated February 1, 1997 between Registrant and Nordstrom, Inc. is hereby incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2002, Exhibit 10.16.

7 of 26

(a)3. Exhibits (Continued)

(10.15)	Amendment to the Business Account Operating Agreement dated February 1, 1997 between Registrant and Nordstrom, Inc., dated October 1, 2001 is hereby incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2002, Exhibit 10.17.

(10.16)	Second Amendment to the Business Account Operating Agreement dated February 1, 1997 between Registrant and Nordstrom, Inc., dated November 30, 2001 is hereby incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2002, Exhibit 10.18.

(10.17)	Recourse Agreement dated March 1, 2001 between Registrant and Nordstrom, Inc. is hereby incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2002, Exhibit 10.19.

(10.18)	Amendment to the Recourse Agreement dated March 1, 2001 between Registrant and Nordstrom, Inc., dated October 1, 2001 is hereby incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2002, Exhibit 10.20.

(10.19)	Receivables Purchase Agreement dated October 1, 2001 between Registrant and Nordstrom Private Label Receivables, LLC is hereby incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2002, Exhibit 10.21.

(10.20)	Transfer and Servicing Agreement dated October 1, 2001 between Nordstrom Private Label Receivables, LLC, Nordstrom fsb, Wells Fargo Bank Minnesota, N.A., and Nordstrom Private Label Credit Card Master Note Trust is hereby incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2002, Exhibit 10.22.

(10.21)	Master Indenture dated October 1, 2001 between Nordstrom Private Label Credit Card Master Note Trust and Wells Fargo Bank Minnesota, N.A., as trustee, is hereby incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2002, Exhibit 10.23.

(10.22)	Series 2001-1 Indenture Supplement dated October 1, 2001 between Nordstrom Private Label Credit Card Master Note Trust and Wells Fargo Bank Minnesota, N.A., as trustee, is hereby incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2002, Exhibit 10.24.

(10.23)	Series 2001-2 Indenture Supplement dated December 4, 2001 between Nordstrom Private Label Credit Card Master Note Trust and Wells Fargo Bank Minnesota, N.A., as trustee, is hereby incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2002, Exhibit 10.25.

(10.24)	Amended and Restated Trust Agreement dated October 1, 2001 between Nordstrom Private Label Receivables, LLC, and Wilmington Trust Company, as trustee, is hereby incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2002, Exhibit 10.26.

(10.25)	Note Purchase Agreement dated December 4, 2001 between Nordstrom Private Label Receivables, LLC, Nordstrom fsb, Falcon Asset Securitization Corporation, and Bank One, NA, as agent, is filed herein as an Exhibit.

8 of 26

(a)3. Exhibits (Continued)

(10.26)	First Amendment to the Note Purchase Agreement dated December 4, 2001 between Nordstrom Private Label Receivables, LLC, Nordstrom fsb, Falcon Asset Securitization Corporation, and Bank One, NA, as agent, dated December 2, 2002 is filed herein as an Exhibit.

(10.27)	Loan agreement dated February 1, 2002 between Nordstrom, Inc. and Registrant is hereby incorporated by reference from the Registrant’s Form 10-Q for the quarter ended April 30, 2002, Exhibit 10.1.

(10.28)	Loan agreement dated February 1, 2002, between Registrant and Nordstrom, Inc. is hereby incorporated by reference from the Registrant’s Form 10-Q for the quarter ended April 30, 2002, Exhibit 10.2.

(10.29)	Loan agreement dated May 1, 2002 between Nordstrom fsb and Registrant is hereby incorporated by reference from the Registrant’s Form 10-Q for the quarter ended July 31, 2002, Exhibit 10.1.

(10.30)	Purchase and Sale Agreement dated December 16, 2002 between Registrant and Nudo-Weiner Associates, LLC is filed herein as an Exhibit.

(10.31)	First Amendment to the Purchase and Sale Agreement dated December 16, 2002 between Registrant and Nudo-Weiner Associates, LLC, dated December 19, 2002 is filed herein as an Exhibit.

(12.1)	Computation of Ratio of Earnings Available for Fixed Charges to Fixed Charges is filed herein as an Exhibit.

(23.1)	Independent Auditors’ Consent is filed herein as an Exhibit.

(99.1)	Certification of Chief Executive Officer regarding periodic report containing financial statements is filed herein as an Exhibit.

(99.2)	Certification of Chief Financial Officer regarding periodic report containing financial statements is filed herein as an Exhibit.

All other exhibits are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of the period for which this report is filed.

9 of 26

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORDSTROM CREDIT, INC.
(Registrant)

Date: April 17, 2003	/s/	Michael G. Koppel

Michael G. Koppel
Vice President and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/	Kevin T. Knight	/s/	Blake W. Nordstrom

	Kevin T. Knight		Blake W. Nordstrom
	Director and President		Director
(Principal Executive Officer)

/s/	Michael G. Koppel	/s/	Marc A. Anacker

	Michael G. Koppel		Marc A. Anacker
	Vice President and Treasurer		Director
(Principal Accounting and
Financial Officer)

Date: April 17, 2003

10 of 26

CERTIFICATIONS

Certification required by Section 302(a) of the Sarbanes-Oxley Act of 2002

I, Kevin T. Knight, certify that:

1.     I have reviewed this annual report on Form 10-K of Nordstrom Credit, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)     presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 17, 2003	/s/	Kevin T. Knight

Kevin T. Knight
President

11 of 26

Certification required by Section 302(a) of the Sarbanes-Oxley Act of 2002

I, Michael G. Koppel, certify that:

1.     I have reviewed this annual report on Form 10-K of Nordstrom Credit, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)     presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 17, 2003	/s/	Michael G. Koppel

Michael G. Koppel
Vice President and Treasurer

12 of 26

Nordstrom Credit, Inc. and Subsidiary
Index To Consolidated Financial Statements and Schedule

Page
Number

Independent Auditors’ Report	14
Consolidated Statements of Earnings	15
Consolidated Balance Sheets	16
Consolidated Statements of Investment of Nordstrom, Inc.	17
Consolidated Statements of Cash Flows	18
Notes to Consolidated Financial Statements	19
Additional financial information required to be furnished -
Financial Statement Schedule:
Schedule II - Valuation and Qualifying Accounts	26

All other schedules have been omitted because they are inapplicable, not required or the information is included elsewhere in the financial statements or notes thereto.

13 of 26

INDEPENDENT AUDITORS’ REPORT

Board of Directors
Nordstrom Credit, Inc.
Englewood, Colorado

We have audited the accompanying consolidated balance sheets of Nordstrom Credit, Inc. and subsidiary (the “Company”) as of January 31, 2003 and 2002, and the related consolidated statements of earnings, investment of Nordstrom, Inc. and cash flows for each of the three years in the period ended January 31, 2003. Our audits also included the financial statement schedule listed in the accompanying Index to Consolidated Financial Statements and Schedule. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of Nordstrom Credit, Inc. and subsidiary as of January 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
Seattle, Washington
April 17, 2003

14 of 26

Nordstrom Credit, Inc. and Subsidiary
Consolidated Statements of Earnings
(Dollars in thousands)

Year Ended January 31,	2003	2002	2001

Revenue:
Service charge income	$101,331	$101,742	$103,556
Other fees and charges	10,985	4,355	2,884
Rental income from affiliates	1,700	2,041	1,346

Total revenue	114,016	108,138	107,786
Expenses:
Interest, net	22,691	24,707	29,322
Servicing and marketing fees paid to Nordstrom fsb	14,684	32,496	42,452
Selling, general and administrative	1,335	27,506	20,747

Total expenses	38,710	84,709	92,521

Earnings before income taxes	75,306	23,429	15,265
Income taxes	27,487	8,700	5,700

Net earnings	$47,819	$14,729	$9,565

     The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

15 of 26

Nordstrom Credit, Inc. and Subsidiary
Consolidated Balance Sheets
(Dollars in thousands)

January 31,	2003	2002

ASSETS
Cash and cash equivalents	$370	$3,368
Customer accounts receivable, net of allowance for doubtful accounts of $22,385 and $23,022	594,450	618,095
Receivable from affiliates and other receivables, net	29,936	13,900
Notes receivable from affiliates	84,395	38,095
Land, buildings and equipment, net	264	5,204
Deferred taxes and other assets	8,701	2,316

	$718,116	$680,978

LIABILITIES AND INVESTMENT OF NORDSTROM
Payable to affiliates, net	$1,601	$20,264
Note payable to Nordstrom	74,460	—
Accrued interest, taxes and other	1,482	7,080
Long-term debt	400,000	476,750
Other liabilities	15,870	—

Total liabilities	493,413	504,094
Investment of Nordstrom	224,703	176,884

	$718,116	$680,978

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

16 of 26

Nordstrom Credit, Inc. and Subsidiary
Consolidated Statements of Investment of Nordstrom
(Dollars in thousands except per share amounts)

	Common Stock, $.50 par value,
	100,000 shares authorized
			Retained
	Shares	Amount	Earnings	Total

Balance at January 31, 2000	10,000	$55,058	$97,532	$152,590
Net earnings			9,565	9,565

Balance at January 31, 2001	10,000	$55,058	107,097	162,155
Net earnings			14,729	14,729

Balance at January 31, 2002	10,000	$55,058	121,826	176,884
Net earnings			47,819	47,819

Balance at January 31, 2003	10,000	$55,058	169,645	224,703

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

17 of 26

Nordstrom Credit, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Dollars in thousands)

Year Ended January 31,	2003	2002	2001

Operating Activities:
Net earnings	$47,819	$14,729	$9,565
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	376	875	548
Change in:
Receivable from affiliates and other receivables, net	(16,036)	(929)	(4,622)
Notes receivable from affiliates	(46,300)	(38,095)	—
Deferred taxes and other assets	(6,517)	(1,931)	—
Payable to affiliates, net	(18,663)	19,850	414
Accrued interest, taxes and other	(6,085)	(4,486)	6,201

Net cash (used in) provided by operating activities	(45,406)	(9,987)	12,106

Investing Activities:
Decrease (increase) in customer accounts receivable, net	23,645	27,029	(86,433)
Retirements (additions) to property and equipment, net	1,053	(1,396)	(495)
Proceeds from sale-leaseback of Denver Credit facility, net	20,000	—	—

Net cash provided by (used in) investing activities	44,698	25,633	(86,928)

Financing Activities:
Borrowings (repayments) under note payable to Nordstrom, net	74,460	(301,430)	132,350
Principal payments on long-term debt	(76,750)	(11,000)	(57,600)
Proceeds from issuance of long-term debt	—	300,000	—

Net cash (used in) provided by financing activities	(2,290)	(12,430)	74,750

Net (decrease) increase in cash and cash equivalents	(2,998)	3,216	(72)
Cash and cash equivalents at beginning of year	3,368	152	224

Cash and cash equivalents at end of year	$370	$3,368	$152

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

18 of 26

Nordstrom Credit, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(Dollars in thousands)

Note 1 - Description Of Business

We are a wholly-owned subsidiary of Nordstrom, Inc. (“Nordstrom”) incorporated in the state of Washington in 1982 and reincorporated in the state of Colorado in 1990. Our primary business is to finance customer accounts receivables generated under revolving charge accounts through sales of merchandise in Nordstrom stores (“Accounts”). The Accounts originate through the use of credit cards issued by Nordstrom fsb, (“the Bank”) a federal savings association organized as a wholly-owned subsidiary of Nordstrom. The Bank was formerly known as Nordstrom National Credit Bank, a national banking association organized on August 30, 1991. The credit segment disclosed in the Nordstrom, Inc. financial statements includes our financial information as well as the Bank’s financial information.

Under an operating agreement dated August 30, 1991, as amended on March 1, 2000 and October 1, 2001 (the “Operating Agreement”), we purchase Accounts from the Bank for a price equal to the amount of Accounts originated. The Bank performs the servicing functions for the Accounts. Until October 2001, we paid the Bank a servicing fee of 2.3% of sales generated from these Accounts. Effective November 2001, we pay a servicing fee of 2% to the Bank based on average accounts receivable balances. We also pay a monthly marketing fee to the Bank for its marketing efforts to increase customer accounts receivable balances upon which we earn service charge income.

On October 1, 2001, we established a wholly-owned subsidiary, Nordstrom Private Label Receivables LLC (NPLR) in connection with the issuance of the $300 million receivable-backed securities supported by our private label receivables. We sell substantially all of the private label receivables to NPLR. The receivables sold to NPLR are then pledged to Wilmington Trust, the Owner Trustee, who issues certificates that are backed by the receivables.

In the first quarter of 2000, we implemented a customer loyalty program for the Nordstrom private label credit card. Customers earn reward points based on their spending habits. Upon the accumulation of a specified number of points, the customer is given a merchandise certificate to be redeemed at any Nordstrom store. When the merchandise certificate is issued, Nordstrom assumes the liability. Through January 31, 2002, we recorded the expense as the reward points were earned. Effective February 1, 2002, the reward points are expensed by Nordstrom.

We have an investment agreement with Nordstrom (the “Investment Agreement”) dated October 8, 1984, which, among other things, governs ownership of our stock and the financial relationships between us. The Investment Agreement requires that Nordstrom maintain our ratio of earnings available for fixed charges to fixed charges at not less than 1.25:1 and further requires that Nordstrom retain ownership of all of our outstanding shares of stock. This agreement does not, however, represent a guarantee by Nordstrom of payment for any of our obligations.

Note 2 - Summary Of Significant Accounting Policies

Basis of Presentation: The consolidated financial statements include the balances of Nordstrom Credit, Inc. and Nordstrom Private Label Receivables LLC. We eliminate all significant intercompany transactions and balances in consolidation.

19 of 26

Note 2 - Summary Of Significant Accounting Policies (Cont.)

Use of Estimates: We make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications: Certain reclassifications of prior year balances have been made for consistent presentation with the current year.

Cash Equivalents: Cash equivalents represent short-term investments with a maturity of three months or less from the time of purchase.

Asset Impairment: We review our long-lived assets annually for impairment or when events or changes in circumstances indicate the carrying value of these assets may not be recoverable.

Fair Value of Financial Instruments: The carrying amount of cash equivalents, customer accounts receivable, notes receivable and notes payable approximate fair value because of the short maturity of these instruments. The fair value of long-term debt (including current maturities), using quoted markets prices of the same or similar issues with the same remaining term to maturity, is approximately $435,100 and $471,251 at January 31, 2003 and 2002.

Recent Accounting Pronouncements:

In February 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” - SFAS No. 144 retains the fundamental provisions of SFAS No. 121, but establishes new criteria for asset classification and broadens the scope of qualifying discontinued operations. The adoption of this statement did not have a material impact on our financial statements.

We adopted SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” in the second quarter of 2002. SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements related to extinguishments of debt, provisions of the Motor Carrier Act of 1980 and lease transactions. The adoption of this statement did not have a material impact on our financial statements.

SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” was also adopted by us in the second quarter of 2002. SFAS No. 146 nullifies EITF 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” by requiring that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred versus when an entity is committed to an exit plan. The adoption of this statement did not have a material impact on our financial statements.

Note 3 - Related Party Transactions

In January 2003, we sold our building in Englewood, Colorado and Nordstrom subsequently leased it back from a third party (see Note 8). We pay rent monthly to Nordstrom under a three-year sublease agreement. Rent paid to Nordstrom for January 2003 was $73. We sublease space in the building to the Bank under a three-year term, paid on a month-to-month basis. Rent received from the Bank was $1,664, $1,980 and $1,285 in 2002, 2001 and 2000.

20 of 26

Note 3 - Related Party Transactions (Cont.)

We also own property adjacent to the office building on which Nordstrom locates its data center. Rent received from Nordstrom for the data center, under a month-to-month agreement, was $61 in 2002, 2001 and 2000.

We pay a monthly marketing fee to the Bank for its marketing efforts to increase customer accounts receivable balances upon which we earn service charge income. The fee is based on the amount of revenue generated by our customer accounts receivable. Fees paid to the Bank were $4,353, $5,899 and $10,300 in 2002, 2001 and 2000.

Note 4 - Interest, Net

The components of interest, net are as follows:

Year ended January 31,	2003	2002	2001

Note payable to Nordstrom	$785	$8,410	$15,487
Short-term debt	331	—	—
Long-term debt	22,670	16,602	13,852

Total interest cost	23,786	25,012	29,339
Less: Interest income	(1,095)	(305)	(17)

Interest, net	$22,691	$24,707	$29,322

Interest income of $1,039, $305 and $10 was received from affiliates in 2002, 2001 and 2000.

Note 5 - Income Taxes

We file consolidated income tax returns with Nordstrom. Income taxes have been provided on a separate return basis, and the difference between the effective tax rate and the statutory Federal income tax rate is due to the provision for state and local income taxes. At January 31, 2003 and 2002, amounts due to Nordstrom for income taxes totaled $3,041 and $6,290 and are included in Receivable from affiliates and other receivables, net and Payable to affiliates, net, respectively. The components of income taxes are as follows:

Year ended January 31,	2003	2002	2001

Current income taxes:
Federal	$32,361	$8,280	$5,330
State and local	1,315	420	370

Total current income taxes	33,676	8,700	5,700
Deferred income taxes	(6,189)	—	—

Total income taxes	$27,487	$8,700	$5,700

21 of 26

Note 5 - Income Taxes (Cont.)

Deferred income tax assets and liabilities result from temporary differences in the timing of recognition of revenue and expenses for tax and financial reporting purposes. At January 31, 2003, the deferred tax asset of $6,189 is related to the sale of the Denver Credit building (see Note 8).

Note 6 - Customer Accounts Receivable

Customer accounts receivable, net, consists of the following:

January 31,	2003	2002

Private label trade receivables:
Unrestricted	$3,188	$2,615
Restricted	613,647	628,271
Allowance for doubtful accounts	(22,385)	(23,022)

Private label trade receivables, net	594,450	607,864
VISA securitization master trust certificates	—	10,231

Customer accounts receivable, net	$594,450	$618,095

We have no credit risk with respect to the Accounts, as Nordstrom bears the risk of credit loss.

Through April 30, 2002, we owned an undivided, subordinate interest (Class B Certificate) in a pool of VISA credit card receivables. External investors held the Class A Certificates and the Bank owned the Seller Retained Certificate and Interest Only Strip. On May 1, 2002, the Class B Certificates were repaid. We received cash in the amount of $11,060 representing the face value of the note plus accrued interest and recognized a gain on redemption of $661. The gain is the excess of cash received over the carrying amount of the Class B Certificate, and was recognized in the second quarter of 2002.

In 2001, we issued $300 million of receivable-backed securities supported by substantially all of our private label credit card receivables. This transaction is accounted for as a secured financing. The private label receivables also serve as collateral for a variable funding facility with a limit of $200 million. Nothing was outstanding on this facility on January 31, 2003.

Total principal receivables of the securitized portfolio at January 31, 2003 and 2002 were approximately $609,784 and $625,516, and receivables more than 30 days past due were approximately $16,973 and $19,301. Net charged off receivables for the years ended January 31, 2003 and 2002 were $29,555 and $28,134.

Our continuing involvement in the securitization of private label receivables will include pledging new receivables to the master note trust and accounting for the transaction as a secured financing. The Bank will continue to service the portfolio.

22 of 26

Note 7 – Notes Receivable from Affiliates

Notes receivable from affiliates consists of amounts due from the Bank for borrowings under an agreement dated May 1, 2002 and amounts due from Nordstrom for borrowings under an agreement dated February 1, 2002. Borrowings under the agreements are due upon demand and bear interest at rates based on the A1/P1 Commercial Paper rate (1.3% at January 31, 2003). Through January 31, 2002, the interest rate relating to these borrowings was a floating rate based on a published LIBOR rate (1.7% at January 31, 2002). At January 31, 2003 and 2002, $0 and $17,215 was outstanding on the note receivable from Nordstrom and $84,395 and $20,880 was outstanding on the note receivable from the Bank.

Note 8 – Land, Buildings and Equipment

Land, buildings and equipment consist of the following:

January 31,	2003	2002

Land and land improvements	$158	$662
Buildings	—	6,900
Leasehold improvements	8	—
Capitalized software	—	1,189
Fixtures and equipment	180	722

	346	9,473
Less accumulated depreciation	(82)	(4,269)

Land, buildings and equipment, net	$264	$5,204

In January 2003, we sold our Credit facility in Englewood, Colorado for $20,000 and Nordstrom subsequently leased it back from a third party. We pay rent monthly to Nordstrom under a three-year sublease agreement. $103 in gain was recorded at the time of the sale, while the remaining gain of $15,919 will be recognized as a reduction to rent expense evenly over the 15 year life of the lease.

We compute depreciation using a combination of accelerated and straight-line methods. Estimated useful lives by major asset category are as follows:

Asset	Life (in years)

Buildings	5-40
Fixtures and equipment	3-15
Leasehold improvements	Shorter of life of lease or asset life
Software	3-7

23 of 26

Note 9 - Note Payable to Nordstrom

The note payable to Nordstrom represents amounts borrowed under an agreement dated February 1, 2002. Borrowings under the agreement are due upon demand and bear interest at rates based on the A1/P1 Commercial Paper rate (1.3% at January 31, 2003). At January 31, 2003 there was $74,460 outstanding on the note payable. There was nothing outstanding at January 31, 2002.

Other activity during the year is related to short-term borrowings drawn on our variable funding note (see Note 6). Nothing was outstanding on this note at January 31, 2003.

A summary of notes payable is as follows:

Year ended January 31,	2003	2002	2001

Average daily borrowings outstanding:
Nordstrom	$49,293	$218,517	$241,987
Other	370	—	—
Maximum amount outstanding:
Nordstrom	166,285	338,680	398,130
Other	15,000	—	—
Weighted average interest rate:
During the year:
Nordstrom	1.6%	3.8%	6.4%
Other	2.0%	—	—
At year-end:
Nordstrom	1.3%	—	5.4%

Note 10 - Long-Term Debt

Long-term debt consists of the following:

January 31,	2003	2002

Medium-term notes, 7.25%, due 2002	$—	$76,750
Notes payable, 6.7%, due 2005	100,000	100,000
Receivable-backed private label term note, 4.82%, due 2006	300,000	300,000

Total long-term debt	$400,000	$476,750

Our principal payments on long-term debt will be $100,000 in 2005 and $300,000 in 2006.

24 of 26

Note 11 - Supplementary Cash Flow Information

Supplementary cash flow information is as follows:

Year ended January 31,	2003	2002	2001

Cash paid during the year for:
Interest	$25,263	$26,728	$29,446
Income taxes paid to Nordstrom	30,736	3,610	6,100

Note 12 - Selected Quarterly Data (Unaudited)

Year ended January 31, 2003	1st quarter	2nd quarter	3rd quarter	4th quarter	Total

Revenue	$27,626	$29,007	$28,087	$29,296	$114,016
Earnings before income taxes	18,150	19,204	18,235	19,717	75,306
Net earnings	11,530	12,194	11,575	12,520	47,819

Year ended January 31, 2002	1st quarter	2nd quarter	3rd quarter	4th quarter	Total

Revenue	$29,317	$26,588	$24,789	$27,444	$108,138
Earnings before income taxes	8,610	1,547	4,675	8,597	23,429
Net earnings	5,410	977	2,935	5,407	14,729

25 of 26

Nordstrom Credit, Inc. and Subsidiary
Schedule II - Valuation and
Qualifying Accounts

(Dollars in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions		Deductions

				Account
	Balance	Charged to	Charged	write-offs	Balance
	beginning	costs and	to other	net of	end of
Description	of period	expenses	accounts	recoveries	period

Holdback allowance - customer accounts receivable
Year ended:
January 31, 2003	$23,022	—	$28,918*	$29,555	$22,385
January 31, 2002	$16,531	—	$34,624*	$28,133	$23,022
January 31, 2001	$15,838	—	$20,369*	$19,676	$16,531

*     Bad debt expenses are reflected on the books of Nordstrom for Accounts generated through sales at Nordstrom stores.

26 of 26

EXHIBIT INDEX

	Exhibit	Method of Filing

3.1	Articles of Incorporation	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 1991, Exhibit 3.1

3.2	By-laws, as amended and restated on May 19, 1998	Filed herewith electronically

10.1	Investment Agreement dated October 8, 1984 between Registrant and Nordstrom, Inc.	Incorporated by reference from the Registrant’s Form 10, Exhibit 10.1

10.2	Operating Agreement dated August 30, 1991 between Registrant and Nordstrom National Credit Bank	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended July 31, 1991, Exhibit 10.1, as amended

10.3	First Amendment to the Operating Agreement dated August 30, 1991 between Registrant and Nordstrom National Credit Bank, dated March 1, 2000	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2001, Exhibit 10.3

10.4	Second Amendment to the Operating Agreement dated August 30, 1991 between Registrant and Nordstrom National Credit Bank, dated October 1, 2001	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2002, Exhibit 10.4

10.5	Corporate Services Agreement dated February 1, 2001 between Registrant and Nordstrom federal savings bank (fsb)	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2001, Exhibit 10.4

10.6	First Amendment to the Corporate Services Agreement dated February 1, 2001 between Registrant and Nordstrom fsb, dated February 1, 2001	Filed herewith electronically

10.7	Second Amendment to the Corporate Services Agreement dated February 1, 2001 between Registrant and Nordstrom fsb, dated February 1, 2002	Filed herewith electronically

10.8	Series 1996-A Supplement to Master Pooling and Servicing Agreement dated August 14, 1996 between Registrant, Nordstrom National Credit Bank and Norwest Bank Colorado, N.A., as trustee	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended October 31, 1996, Exhibit 10.3

10.9
Amendment to the Series 1996-A Supplement to Master Pooling and Servicing Agreement dated August 14,1996 between Registrant, Nordstrom National Credit Bank, and Norwest Bank Colorado, N.A., as trustee, dated December 10, 1997
Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 1998, Exhibit 10.13

	Exhibit	Method of Filing

10.10
Second amendment to the Series 1996-A Supplement to Master Pooling and Servicing Agreement dated August 14,1996 between Registrant, Nordstrom National Credit Bank, and Norwest Bank Colorado, N.A., as trustee, dated February 28, 1999
Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended April 30, 1999, Exhibit 10.1

10.11
Third amendment to the Series 1996-A Supplement to Master Pooling and Servicing Agreement dated August 14, 1996 between Registrant, Nordstrom National Credit Bank, and Norwest Bank Colorado, N.A., as Trustee, dated October 1, 2001
Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2002, Exhibit 10.11

10.12	Receivables Purchase Agreement dated August 14, 1996 between Registrant and Nordstrom, Inc.	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 1997, Exhibit 10.10

10.13	Participation Agreement dated August 14, 1996 between Registrant and Nordstrom National Credit Bank	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 1997, Exhibit 10.11

10.14	Business Account Operating Agreement dated February 1, 1997 between Registrant and Nordstrom, Inc.	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2002, Exhibit 10.16

10.15	Amendment to the Business Account Operating Agreement dated February 1, 1997 between Registrant and Nordstrom, Inc., dated October 1, 2001	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2002, Exhibit 10.17

10.16	Second Amendment to the Business Account Operating Agreement dated February 1, 1997 between Registrant and Nordstrom, Inc., dated November 30, 2001	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2002, Exhibit 10.18

10.17	Recourse Agreement dated March 1, 2001 between Registrant and Nordstrom, Inc.	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2002, Exhibit 10.19

10.18	Amendment to the Recourse Agreement dated March 1, 2001 between Registrant and Nordstrom, Inc., dated October 1, 2001	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2002, Exhibit 10.20

10.19	Receivables Purchase Agreement dated October 1, 2001 between Registrant and Nordstrom Private Label Receivables, LLC	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2002, Exhibit 10.21

10.20
Transfer and Servicing Agreement dated October 1, 2001 between Nordstrom Private Label Receivables, LLC, Nordstrom fsb, Wells Fargo Bank Minnesota, N.A., and Nordstrom Private Label Credit Card Master Note Trust
Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2002, Exhibit 10.22

	Exhibit	Method of Filing

10.21	Master Indenture dated October 1, 2001 between Nordstrom Private Label Credit Card Master Note Trust and Wells Fargo Bank Minnesota, N.A., as trustee	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2002, Exhibit 10.23

10.22	Series 2001-1 Indenture Supplement dated October 1, 2001 between Nordstrom Private Label Credit Card Master Note Trust and Wells Fargo Bank Minnesota, N.A. as trustee	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2002, Exhibit 10.24

10.23	Series 2001-2 Indenture Supplement dated December 4, 2001 between Nordstrom Private Label Credit Card Master Note Trust and Wells Fargo Bank Minnesota, N.A. as trustee	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2002, Exhibit 10.25

10.24	Amended and Restated Trust Agreement dated October 1, 2001 between Nordstrom Private Label Receivables, LLC, and Wilmington Trust Company, as trustee	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2002, Exhibit 10.26

10.25	Note Purchase Agreement dated December 4, 2001 between Nordstrom Private Label Receivables, LLC, Nordstrom fsb, Falcon Asset Securitization Corporation, and Bank One, NA, as agent	Filed herewith electronically

10.26
First Amendment to the Note Purchase Agreement dated December 4, 2001 between Nordstrom Private Label Receivables, LLC, Nordstrom fsb, Falcon Asset Securitization Corporation, and Bank One, NA, as agent, dated December 2, 2002
Filed herewith electronically

10.27	Loan agreement dated February 1, 2002 between between Nordstrom, Inc. and Registrant	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended April 30, 2002, Exhibit 10.1

10.28	Loan agreement dated February 1, 2002 between between Registrant and Nordstrom, Inc.	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended April 30, 2002, Exhibit 10.2

10.29	Loan agreement dated May 1, 2002 between Nordstrom fsb and Registrant	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended July 31, 2002, Exhibit 10.1

10.30	Purchase and Sale Agreement dated December 16, 2002 between Registrant and Nudo-Weiner Associates, LLC	Filed herewith electronically

	Exhibit	Method of Filing

10.31	First Amendment to the Purchase and Sale Agreement dated December 16, 2002 between Registrant and Nudo-Weiner Associates, LLC, dated December 19, 2002	Filed herewith electronically

12.1	Computation of Ratio of Earnings Available for Fixed Charges to Fixed Charges	Filed herewith electronically

23.1	Independent Auditors’ Consent	Filed herewith electronically

99.1	Certification of Chief Executive Officer regarding periodic report containing financial statements	Filed herewith electronically

99.2	Certification of Chief Financial Officer regarding periodic report containing financial statements	Filed herewith electronically