Form 10-Q
period 2003-04-30
NORDSTROM CREDIT INC
filed 2003-06-09
CIK 757439

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the quarterly period ended April 30, 2003


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

                            YES          NO  X
                               _____       _____


On May 31, 2003 Registrant had 10,000 shares of Common stock
($.50 par value) outstanding; all such shares are owned by Registrant's parent, Nordstrom, Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL
INSTRUCTION H(1)(A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING
THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                    NORDSTROM CREDIT, INC. AND SUBSIDIARY
                    -------------------------------------
                                    INDEX
                                    -----

                                                                   Page
                                                                  Number
                                                                  ------
PART I.   FINANCIAL INFORMATION

  Item 1.  Condensed Consolidated Financial Statements (unaudited)

           Condensed Consolidated Statements of Earnings
             Three months ended April 30, 2003 and 2002              3

           Condensed Consolidated Balance Sheets
             April 30, 2003 and 2002 and
             January 31, 2003                                        4

           Condensed Consolidated Statements of Cash Flows
             Three months ended April 30, 2003 and 2002              5

           Notes to Condensed Consolidated Financial Statements      6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations             8

  Item 4.  Controls and Procedures                                   8

PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                          9


SIGNATURES                                                          10

CERTIFICATIONS                                                      11




                     NORDSTROM CREDIT, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                            (Dollars in thousands)
                                  (unaudited)


                                                          Three Months
                                                         Ended April 30,
                                                       ------------------
                                                         2003      2002
                                                       --------  --------
Revenue:
  Service charge income                                $24,757   $24,377
  Other fees and charges                                 2,103     2,739
  Rental income from affiliates                            281       510
                                                      --------  --------
Total revenue                                           27,141    27,626

Expenses:
  Interest, net                                          5,035     6,366
  Servicing and marketing fees
    paid to Nordstrom fsb                                4,176     2,402
  Selling, general and administrative                      251       708
                                                      --------  --------
Total expenses                                           9,462     9,476
                                                      --------  --------
Earnings before income taxes                            17,679    18,150
Income taxes                                             6,470     6,620
                                                      --------  --------
Net earnings                                           $11,209   $11,530
                                                      ========  ========
Ratio of earnings available for fixed
  charges to fixed charges                                4.31      3.70
                                                      ========  ========

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.


                    NORDSTROM CREDIT, INC. AND SUBSIDIARY
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                     April 30,    January 31,    April 30,
                                       2003          2003          2002
                                    -----------   -----------   -----------
                                    (Unaudited)    (Audited)    (Unaudited)
ASSETS
------
Cash and cash equivalents             $    280      $    370      $    156

Customer accounts receivable, net
  of allowance for doubtful accounts
  of $22,384, $22,385 and $22,786      554,430       594,450       582,662

Receivable from affiliates and
  other receivables, net                 3,832        29,936        14,843

Notes receivable from affiliates        91,145        84,395        10,310

Land, buildings and
  equipment, net                           267           264         5,068

Deferred taxes and other assets          8,626         8,701         2,301
                                      --------      --------      --------
                                      $658,580      $718,116      $615,340
                                      ========      ========      ========

LIABILITIES AND INVESTMENT OF NORDSTROM, INC.
---------------------------------------------
Payable to affiliates, net            $  2,750      $  1,601      $      -

Note payable to Nordstrom, Inc.          1,410        74,460        16,110

Accrued interest, taxes and other        2,903         1,482        10,816

Long-term debt                         400,000       400,000       400,000

Other liabilities                       15,605        15,870             -
                                      --------      --------      --------
  Total liabilities                    422,668       493,413       426,926

Investment of Nordstrom, Inc.          235,912       224,703       188,414
                                      --------      --------      --------
                                      $658,580      $718,116      $615,340
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


                   NORDSTROM CREDIT, INC. AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in thousands)
                                (unaudited)

                                                        Three Months
                                                      Ended April 30,
                                                   ----------------------
                                                     2003          2002
                                                   --------      --------
OPERATING ACTIVITIES:
  Net earnings                                     $ 11,209      $ 11,530
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
    Depreciation and amortization                        25           191
    Change in:
      Receivable from affiliates and other
         receivables, net                            26,104          (943)
      Notes receivable from affiliates               (6,750)       27,785
Deferred taxes and other assets                    54           (40)
      Payable to affiliates, net                      1,149       (20,264)
      Accrued interest, taxes and other               1,421         3,736
      Other liabilities                                (265)            -
                                                   --------      --------
Net cash provided by operating activities            32,947        21,995
                                                   --------      --------
INVESTING ACTIVITIES:
  Decrease in customer
    accounts receivable, net                         40,020        35,433
  Additions to property and equipment, net               (7)            -
                                                   --------      --------
Net cash provided by investing activities            40,013        35,433
                                                   --------      --------
FINANCING ACTIVITIES:
 (Repayments) borrowings under note payable
    to Nordstrom, Inc., net                         (73,050)       16,110
  Principal payments on long-term debt                    -       (76,750)
                                                   --------      --------
Net cash used in financing activities               (73,050)      (60,640)
                                                   --------      --------
Net decrease in cash and cash equivalents               (90)       (3,212)
Cash and cash equivalents
  at beginning of period                                370         3,368
                                                   --------      --------
Cash and cash equivalents at end of period         $    280      $    156
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


                     NORDSTROM CREDIT, INC. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (dollars in thousands)
                                (unaudited)



Note 1 - Summary of Significant Accounting Policies

Basis of Presentation
---------------------
The accompanying condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Nordstrom Credit, Inc. 2002 Annual Report on Form 10-K. The same accounting policies are followed in preparing quarterly financial data as are followed in preparing annual data. In our opinion, all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows have been included and are of a normal, recurring nature.

We reclass certain prior year amounts to conform to the current year presentation.

The interim financial information presented here is not necessarily indicative of the results to be expected for the fiscal year.


Recent Accounting Pronouncements
--------------------------------
In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" for certain decisions made by the FASB as part of the Derivatives Implementation Group process. SFAS No. 149 also amends SFAS No. 133 to incorporate clarifications of the definition of a derivative. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively. We do not believe the adoption of SFAS No. 149 will have a material impact on our earnings and financial position.


NOTE 2 - CUSTOMER ACCOUNTS RECEIVABLE

Customer accounts receivable, net, consists of the following:

                                       April 30,     January 31,    April 30,
                                         2003            2003         2002
                                     ----------     -----------    ----------
Private label trade receivables:
   Unrestricted accounts              $   2,222       $   3,188    $    2,201
   Restricted accounts                  574,592         613,647       592,908
Allowance for doubtful accounts         (22,384)        (22,385)      (22,786)
                                     ----------     -----------    ----------
Private label trade receivables, net    554,430         594,450       572,323
VISA securitization master trust
   certificates                               -               -        10,339
                                     ----------     -----------    ----------
Customer accounts receivable, net     $ 554,430       $ 594,450     $ 582,662
                                     ==========     ===========    ==========

Restricted accounts receivable back the $300 million of Class A notes and the $200 million variable funding note issued in November 2001.

                     NORDSTROM CREDIT, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (dollars in thousands)
                                 (unaudited)



NOTE 2 - CUSTOMER ACCOUNTS RECEIVABLE (CONT.)

Through April 30, 2002, we owned an undivided, subordinate interest (Class B certificate) in a pool of VISA credit card receivables. External investors held the Class A certificates and Nordstrom fsb owned the Seller Retained Certificate and Interest Only Strip. On May 1, 2002, the Class B Certificates were repaid. We received cash in the amount of $11,060 representing the face value of the note plus accrued interest and recognized a gain on redemption of $661. The gain is the excess of cash received over the carrying amount of the Class B Certificates, and was recognized in the quarter ended July 31, 2002.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Service charge income was essentially flat for the quarter ended April 30, 2003, compared to the same period in 2002, due to a slight decrease in the average accounts receivable balances offset by a slight increase in the weighted average service charge rate.

Other fees and charges decreased for the quarter ended April 30, 2003, compared to the same period in 2002, primarily due to income received in the prior year from the VISA securitization master trust certificates. These certificates were repaid during the second quarter of 2002. We no longer hold an ownership interest in the VISA securitization. The decrease in other fees and charges is also attributed to a decrease in late fee income, caused by a decline in number of accounts being assessed a late fee.

Rental income from affiliates decreased for the quarter ended April 30, 2003, compared to the same period in 2002, due to the sale of our Credit facility in January 2003. Current quarter rental income consists primarily of the amortized portion of the deferred gain on sale of the facility.

Net interest expense decreased for the quarter ended April 30, 2003 due to a decrease in long-term debt outstanding and a decrease in interest rates, partially offset by an increase in the average balance outstanding on our note payable to Nordstrom, Inc.

Servicing and marketing fees paid to Nordstrom fsb increased for the quarter ended April 30, 2003, compared to the same period in 2002, primarily due to a change in method of accruing monthly marketing expenses.

Selling, general and administrative expenses decreased for the quarter ended April 30, 2003, compared to the same period in 2002 due primarily to a change in our expense structure. Effective in the second quarter of 2002, bad debt expense related to returned checks is now charged to Nordstrom, Inc. In addition, the decrease is also attributed to lower occupancy expenses due to the sale of our Credit facility in January 2003.


Item 4.  Controls and Procedures

"Disclosure controls" are controls and other procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. "Internal controls" are procedures that are designed to provide reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use and our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

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


                          NORDSTROM CREDIT, INC. AND SUBSIDIARY

                            (Registrant)



                                    /s/          Michael G. Koppel
                                    ---------------------------------------
                                                 Michael G. Koppel
                                         Vice President and Treasurer
                                (Principal Accounting and Financial Officer)


Date:   June 9, 2003
--------------------------

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

Date:  June 9, 2003                         /s/ Kevin T. Knight
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

Date:  June 9, 2003                        /s/ Michael G. Koppel
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

