Form 10-Q
period 2003-07-31
NORDSTROM CREDIT INC
filed 2003-09-09
CIK 757439

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the quarterly period ended July 31, 2003


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from_______ to _________
                        Commission File Number 0-12994

                           Nordstrom Credit, Inc.
______________________________________________________
(Exact name of Registrant as specified in its charter)

                   Colorado                       91-1181301
       _______________________________        __________________
       (State or other jurisdiction of         (IRS Employer
        incorporation or organization         Identification No.)

              13531 East Caley, Centennial, Colorado  80111
           ____________________________________________________
           (Address of principal executive offices)  (Zip code)

Registrant's telephone number, including area code:  303-397-4700


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES  X       NO
                               _____       _____


Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                            YES          NO  X
                               _____       _____



On August 31, 2003 Registrant had 10,000 shares of Common stock
($.50 par value) outstanding; all such shares are owned by Registrant's parent, Nordstrom, Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL
INSTRUCTION H(1)(A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING
THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                       NORDSTROM CREDIT, INC. AND SUBSIDIARY
                       -------------------------------------
                                    INDEX
                                    -----

                                                                   Page
                                                                  Number
                                                                  ------

PART I.   FINANCIAL INFORMATION

  Item 1.  Condensed Consolidated Financial Statements (unaudited)

           Condensed Consolidated Statements of Earnings
             Three and Six months ended July 31, 2003
             and 2002                                                3

           Condensed Consolidated Balance Sheets
             July 31, 2003 and 2002
             and January 31, 2003                                    4

           Condensed Consolidated Statements of Cash Flows
             Six months ended July 31, 2003 and 2002                 5

           Notes to Condensed Consolidated Financial Statements      6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations             8

  Item 4.  Controls and Procedures                                   8

PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                          9


SIGNATURES                                                          10



                     NORDSTROM CREDIT, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                            (Dollars in thousands)
                                  (unaudited)


                                     Three Months          Six Months
                                    Ended July 31,       Ended July 31,
                                  ------------------   ------------------
                                    2003      2002       2003      2002
                                  --------  --------   --------  --------
Revenue:
  Service charge income            $23,988   $25,210    $48,745   $49,587
  Other fees and charges             2,301     3,287      4,404     6,026
  Rental income from
    affiliates and other               281       510        562     1,020
                                  --------  --------   --------  --------
Total revenue                       26,570    29,007     53,711    56,633

Expenses:
  Interest, net                      5,023     5,310     10,058    11,676
  Servicing and marketing fees
    paid to Nordstrom fsb            3,360     4,176      7,536     6,578
  Selling, general and
    administrative                     388       317        639     1,025
                                  --------  --------   --------  --------
Total expenses                       8,771     9,803     18,233    19,279
                                  --------  --------   --------  --------
Earnings before income taxes        17,799    19,204     35,478    37,354
Income taxes                         6,479     7,010     12,949    13,630
                                  --------  --------   --------  --------
Net earnings                       $11,320   $12,194    $22,529   $23,724
                                  ========  ========   ========  ========
Ratio of earnings
  available for fixed
  charges to fixed charges            4.29      4.52       4.30      4.07
                                  ========  ========   ========  ========

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

                     NORDSTROM CREDIT, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                      July 31,    January 31,    July 31,
                                       2003          2003          2002
                                    -----------   -----------   -----------
                                    (Unaudited)    (Audited)    (Unaudited)
ASSETS
------
Cash and cash equivalents              $    397      $    370      $    324

Customer accounts receivable, net
  of allowance for doubtful accounts
  of $21,146, $22,385 and $22,131       619,731       594,450       639,302

Receivable from affiliates and
  other receivables, net                 10,165        29,936        15,515

Notes receivable from affiliates        160,495        84,395        52,145

Land, buildings and
  equipment, net                            281           264         5,115

Deferred taxes and other assets           8,482         8,701         2,780
                                       --------     ---------      --------
                                       $799,551      $718,116      $715,181
                                       ========     =========      ========

LIABILITIES AND INVESTMENT OF NORDSTROM, INC.
---------------------------------------------
Payable to affiliates                  $  8,000      $  1,601      $  8,788

Note payable to Nordstrom, Inc.         130,185        74,460       101,360

Accrued interest, taxes and other         1,191         1,482         4,425

Long-term debt                          397,500       400,000       400,000

Other liabilities                        15,443        15,870             -
                                       --------     ---------      --------
  Total liabilities                     552,319       493,413       514,573

Investment of Nordstrom, Inc.           247,232       224,703       200,608
                                       --------     ---------      --------
                                       $799,551      $718,116      $715,181
                                       ========     =========      ========

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

                      NORDSTROM CREDIT, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in thousands)
                                (unaudited)

                                                          Six Months
                                                        Ended July 31,
                                                   ----------------------
                                                     2003          2002
                                                   --------      --------
OPERATING ACTIVITIES:
  Net earnings                                     $ 22,529      $ 23,724
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
    Depreciation and amortization                        58           285
    Change in:
      Receivable from affiliates and other
         receivables, net                            19,771        (1,615)
      Notes receivable from affiliates              (76,100)      (14,050)
      Deferred taxes and other assets                   168          (579)
      Payable to affiliates, net                      6,399       (11,476)
Accrued interest, taxes and other                (291)       (2,655)
Other liabilities                                (427)            -
                                             --------      --------
Net cash used in operating activities               (27,893)       (6,366)
                                                   --------      --------
INVESTING ACTIVITIES:
  Increase in customer accounts
    receivable, net                                 (25,281)      (21,207)
  Additions to property and equipment, net              (24)          (81)
                                                   --------      --------
Net cash used in investing activities               (25,305)      (21,288)
                                                   --------      --------
FINANCING ACTIVITIES:
  Borrowings under note payable
    to Nordstrom, Inc., net                          55,725       101,360
  Principal payments on long-term debt               (2,500)      (76,750)
                                                   --------      --------
Net cash provided by financing activities            53,225        24,610
                                                   --------      --------
Net increase (decrease) in cash and cash
  equivalents                                            27        (3,044)
Cash and cash equivalents
  at beginning of period                                370         3,368
                                                   --------      --------
Cash and cash equivalents at end of period         $    397      $    324
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

Recent Accounting Pronouncements
--------------------------------
In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" for certain decisions made by the FASB as part of the Derivatives Implementation Group process. SFAS No. 149 also amends SFAS No. 133 to incorporate clarifications of the definition of a derivative. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively. The adoption of SFAS No. 149 did not have a material impact on our earnings or financial position.


Note 2 - Customer Accounts Receivable

Customer accounts receivable, net, consists of the following:

                                     July 31,    January 31,      July 31,
                                       2003           2003          2002
                                     ----------   -----------   -----------
Private label trade receivables:
   Unrestricted accounts             $   2,305      $   3,188     $   2,658
   Restricted accounts                 638,572        613,647       658,775
Allowance for doubtful accounts        (21,146)       (22,385)      (22,131)
                                     ----------   -----------   -----------
Private label trade receivables, net $ 619,731      $ 594,450     $ 639,302
                                     ==========   ===========   ===========

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



Note 3 - Long-Term Debt

In the second quarter, we purchased $2,500 of our 6.7% medium-term notes for a total cash payment of $2,740. Approximately $245 of expense was recognized in the second quarter of 2003 related to this purchase.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Service charge income decreased modestly for the quarter ended July 31, 2003, compared to the same period in 2002, primarily due to a decrease in the average accounts receivable balances. Accounts receivable have declined approximately 3% over the past year due to lower sales on our private label cards. For the six-month period ended July 31, 2003, service charge income declined slightly from prior year results.

Other fees and charges decreased for the quarter ended July 31, 2003, compared to the same period in 2002, primarily due to a decrease in late fee income, caused by a decline in the number of accounts being assessed a late fee. For the six-month period ended July 31, 2003, other fees and charges decreased, compared to the same period in 2002, primarily due to income received in the prior year from the VISA securitization master trust certificates. These certificates were repaid during the second quarter of 2002. The decrease for the six-month period is also due to a decrease in late fee income in the current year.

Rental income from affiliates and other decreased for the quarter and six-month period ended July 31, 2003, compared to the same periods in 2002, due to the sale of our Credit facility in January 2003. Current quarter rental income and other consists primarily of the amortized portion of the deferred gain on sale of the facility.

Net interest expense decreased for the quarter and six-month period ended July 31, 2003 due to a decrease in long-term debt outstanding and a decrease in interest rates, partially offset by an increase in the average balance outstanding on our note payable to Nordstrom, Inc.

Servicing and marketing fees paid to Nordstrom fsb decreased for the quarter ended July 31, 2003, due to a decline in the receivable balances on which the servicing fees are based. Marketing fees also declined as promotion costs focused on opening new private label accounts declined. Servicing and marketing fees paid to Nordstrom fsb increased for the six-month period ended July 31, 2003, compared to the same period in 2002, primarily due to a change in method of accruing marketing expenses offset by the second quarter decreases in servicing and marketing fees.

Selling, general and administrative expenses were consistent with prior year results for the quarter ended July 31, 2003, but decreased on a year to date basis, primarily due to a change in our expense structure. Effective during the second quarter of 2002, expenses related to returned checks are now charged to Nordstrom, Inc. The year to date decrease is also attributable to lower occupancy expenses resulting from the sale of our Credit facility in January 2003.


Item 4.  Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we performed an evaluation under the supervision and with the participation of management, including our President and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities and Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, the President and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in the timely recording, processing, summarizing and reporting of material financial and non-financial information.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.





                            PART II - OTHER INFORMATION
                            ---------------------------

Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibits
        --------

         31.1 Certification of Chief Executive Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Chief Financial Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of Chief Executive Officer regarding periodic report containing financial statements as required by Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification of Chief Financial Officer regarding periodic report containing financial statements as required by Section 906 of the Sarbanes-Oxley Act of 2002.


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


Date:   September 9, 2003
--------------------------

NORDSTROM CREDIT INC. AND SUBSIDIARY

Exhibit Index

Exhibit                                    Method of Filing
-------                                    ----------------
31.1  Certification of Chief Executive     Filed herewith electronically
       Officer required by Section 302(a)
       of the Sarbanes-Oxley Act of 2002

31.2  Certification of Chief Financial     Filed herewith electronically
       Officer required by Section 302(a)
       of the Sarbanes-Oxley Act of 2002

32.1  Certification of Chief Executive     Filed herewith electronically
       Officer regarding periodic report
       containing financial statements
       as required by Section 906 of the
       Sarbanes-Oxley Act of 2002

32.2  Certification of Chief Financial     Filed herewith electronically
       Officer regarding periodic report
       containing financial statements
       as required by Section 906 of the
       Sarbanes-Oxley Act of 2002