Form 10-Q
period 2003-10-31
NORDSTROM CREDIT INC
filed 2003-12-08
CIK 757439

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the quarterly period ended October 31, 2003


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

                            YES          NO  X
                               _____       _____



On November 30, 2003 Registrant had 10,000 shares of Common stock
($.50 par value) outstanding; all such shares are owned by Registrant's parent, Nordstrom, Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL
INSTRUCTION H(1)(A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING
THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                     NORDSTROM CREDIT, INC. AND SUBSIDIARY
                     -------------------------------------
                                    INDEX
                                    -----

                                                                   Page
                                                                  Number
                                                                  ------

PART I.   FINANCIAL INFORMATION

  Item 1.  Condensed Consolidated Financial Statements (unaudited)

           Condensed Consolidated Statements of Earnings
             Three and Nine months ended October 31, 2003
             and 2002                                                3

           Condensed Consolidated Balance Sheets
             October 31, 2003 and 2002
             and January 31, 2003                                    4

           Condensed Consolidated Statements of Cash Flows
             Nine months ended October 31, 2003 and 2002             5

           Notes to Condensed Consolidated Financial Statements      6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations             7

  Item 4.  Controls and Procedures                                   8

PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                          8


SIGNATURES                                                           9

                     NORDSTROM CREDIT, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                            (Dollars in thousands)
                                  (unaudited)



                                     Three Months          Nine Months
                                   Ended October 31,    Ended October 31,
                                  ------------------   ------------------
                                    2003      2002       2003      2002
                                  --------  --------   --------  --------
Revenue:
  Service charge income            $24,263   $25,118    $73,008   $74,705
  Other fees and charges             2,074     2,459      6,478     8,485
  Rental income from
    affiliates and other               281       510        843     1,530
                                  --------  --------   --------  --------
Total revenue                       26,618    28,087     80,329    84,720

Expenses:
  Interest, net                      5,001     5,477     15,059    17,153
  Servicing and marketing fees
    paid to Nordstrom fsb            3,321     4,065     10,857    10,643
  Selling, general and
    administrative                     257       310        896     1,335
                                  --------  --------   --------  --------
Total expenses                       8,579     9,852     26,812    29,131
                                  --------  --------   --------  --------
Earnings before income taxes        18,039    18,235     53,517    55,589
Income taxes                         6,585     6,660     19,534    20,290
                                  --------  --------   --------  --------
Net earnings                       $11,454   $11,575    $33,983   $35,299
                                  ========  ========   ========  ========
Ratio of earnings
  available for fixed
  charges to fixed charges            4.27      4.18       4.29      4.10
                                  ========  ========   ========  ========

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

                     NORDSTROM CREDIT, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)


                                    October 31,    January 31,  October 31,
                                       2003          2003          2002
                                    -----------   -----------   -----------
                                    (Unaudited)    (Audited)    (Unaudited)
ASSETS
------
Cash and cash equivalents             $    320       $    370      $    363

Customer accounts receivable, net
  of allowance for doubtful accounts
  of $20,746, $22,385 and $22,381      552,672        594,450       581,911

Receivable from affiliates and
  other receivables, net                14,163         29,936        18,786

Notes receivable from affiliates       177,835         84,395        55,645

Land, buildings and
  equipment, net                           284            264         5,644

Deferred taxes and other assets          7,704          8,701         2,655
                                      --------      ---------      --------
                                      $752,978       $718,116      $665,004
                                      ========      =========      ========

LIABILITIES AND INVESTMENT OF NORDSTROM, INC.
---------------------------------------------
Payable to affiliates                 $ 11,943       $  1,601      $  4,934

Note payable to Nordstrom, Inc.         66,825         74,460        44,885

Accrued interest, taxes and other        2,846          1,482         3,002

Long-term debt                         397,500        400,000       400,000

Other liabilities                       15,178         15,870             -
                                      --------      ---------      --------
  Total liabilities                    494,292        493,413       452,821

Investment of Nordstrom, Inc.          258,686        224,703       212,183
                                      --------      ---------      --------
                                      $752,978       $718,116      $665,004
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

                     NORDSTROM CREDIT, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in thousands)
                                (unaudited)

                                                         Nine Months
                                                      Ended October 31,
                                                   ----------------------
                                                     2003          2002
                                                   --------      --------

OPERATING ACTIVITIES:
  Net earnings                                     $ 33,983      $ 35,299
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
    Depreciation and amortization                        87           494
    Change in operating assets and liabilities:
      Receivable from affiliates and other
         receivables, net                            15,773        (4,886)
      Notes receivable from affiliates              (93,440)      (17,550)
      Deferred taxes and other assets                   921          (587)
      Payable to affiliates, net                     10,342       (15,820)
      Accrued interest, taxes and other               1,364        (4,078)
      Other liabilities                                (692)            -
                                                   --------      --------
Net cash used in operating activities               (31,662)       (7,128)
                                                   --------      --------
INVESTING ACTIVITIES:
  Decrease in customer accounts
    receivable, net                                  41,778        36,184
  Additions to property and equipment, net              (31)         (196)
                                                   --------      --------
Net cash provided by investing activities            41,747        35,988
                                                   --------      --------
FINANCING ACTIVITIES:
  (Repayments) borrowings under note payable
    to Nordstrom, Inc., net                          (7,635)       44,885
  Principal payments on long-term debt               (2,500)      (76,750)
                                                   --------      --------
Net cash used in financing activities               (10,135)      (31,865)
                                                   --------      --------
Net decrease in cash and cash
  equivalents                                           (50)       (3,005)
Cash and cash equivalents
  at beginning of period                                370         3,368
                                                   --------      --------
Cash and cash equivalents at end of period         $    320      $    363
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


Note 2 - Customer Accounts Receivable

Customer accounts receivable, net, consists of the following:

                                     October 31,  January 31,   October 31,
                                        2003         2003          2002
                                     ----------   -----------   -----------
Private label trade receivables:
   Unrestricted accounts             $   6,022      $   3,188     $   2,757
   Restricted accounts                 567,396        613,647       601,535
Allowance for doubtful accounts        (20,746)       (22,385)      (22,381)
                                     ---------    -----------   -----------
Private label trade receivables, net $ 552,672      $ 594,450     $ 581,911
                                     =========    ===========   ===========


Restricted accounts back the $300 million of Class A notes and the $200 million variable funding note issued in November 2001.



Note 3 - Long Term Debt

Year to date we purchased $2,500 of our 6.7% medium-term notes for a total cash payment of $2,740. Approximately $245 of expense was recognized during the year related to this purchase.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Service charge income decreased modestly for the quarter and nine-month period ended October 31, 2003, compared to the same periods in 2002, primarily due to a decrease in the average accounts receivable balances. Accounts receivable have declined approximately 5% over the past year due to lower sales on our private label cards.

Other fees and charges decreased for the quarter ended October 31, 2003, compared to the same period in 2002, primarily due to a decrease in late fee income, caused by a decline in the number of accounts being assessed a late fee. For the nine-month period ended October 31, 2003, other fees and charges decreased, compared to the same period in 2002, primarily due to income received in the prior year from the VISA securitization master trust certificates. These certificates were repaid during the second quarter of 2002. The decrease for the nine-month period is also due to a decrease in late fee income in the current year.

Rental income from affiliates and other decreased for the quarter and nine-month period ended October 31, 2003, compared to the same periods in 2002, due to the sale of our Credit facility in January 2003. Current quarter rental income and other consists primarily of the amortized portion of the deferred gain on sale of the facility.

Net interest expense decreased for the quarter and nine-month period ended October 31, 2003 due to a decrease in long-term debt outstanding and a decrease in interest rates, partially offset by an increase in the average balance outstanding on our note payable to Nordstrom, Inc.

Servicing and marketing fees paid to Nordstrom fsb decreased for the quarter ended October 31, 2003, due to a decline in the receivable balances on which the servicing fees are based. Marketing fees also declined as promotion costs focused on opening new private label accounts declined. Servicing and marketing fees paid to Nordstrom fsb were consistent for the nine-month period ended October 31, 2003, compared to the same period in 2002, primarily due to a first quarter change in our method of accruing marketing expenses offset by second and third quarter decreases in servicing and marketing fees.

Selling, general and administrative expenses were consistent with prior year results for the quarter ended October 31, 2003, but decreased on a year to date basis, primarily due to a change in our expense structure. Effective during the second quarter of 2002, expenses related to returned checks are now charged to Nordstrom, Inc. The year to date decrease is also attributable to lower occupancy expenses resulting from the sale of our Credit facility in January 2003.

Item 4.  Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we performed an evaluation under the supervision and with the participation of management, including our President and Vice President and Treasurer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities and Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, the President and the Vice President and Treasurer concluded that our disclosure controls and procedures are effective in the timely recording, processing, summarizing and reporting of material financial and non-financial information.

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





                            PART II - OTHER INFORMATION
                            ---------------------------

Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibits
        --------

         31.1  Certification of President required by Section
               302(a) of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Vice President and Treasurer required by Section 302(a) of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of President regarding periodic report containing financial statements as required by Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification of Vice President and Treasurer regarding periodic report containing financial statements as required by Section 906 of the Sarbanes-Oxley Act of 2002.


(b)     Reports on Form 8-K
        -------------------

We filed a Form 8-K on September 23, 2003 to announce the change of our fiscal year under Item 8 of Form 8-K. Beginning February 1,
2004, our fiscal year will change from January 31 to the Saturday closest to January 31.

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


Date:   December 8, 2003
--------------------------

NORDSTROM CREDIT INC. AND SUBSIDIARY

Exhibit Index

Exhibit                                      Method of Filing
-------                                      ----------------

31.1  Certification of President             Filed herewith electronically
       required by Section 302(a)
       of the Sarbanes-Oxley Act of 2002

31.2  Certification of Vice President and    Filed herewith electronically
       Treasurer required by Section 302(a)
       of the Sarbanes-Oxley Act of 2002

32.1  Certification of President             Filed herewith electronically
       regarding periodic report
       containing financial statements
       as required by Section 906 of the
       Sarbanes-Oxley Act of 2002

32.2  Certification of Vice President and    Filed herewith electronically
       Treasurer regarding periodic report
       containing financial statements
       as required by Section 906 of the
       Sarbanes-Oxley Act of 2002