Form 10-K
period 2004-01-31
NORDSTROM CREDIT INC
filed 2004-03-30
CIK 757439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 0-12994

Nordstrom Credit, Inc.

(Exact name of Registrant as specified in its charter)

Colorado	91-1181301
(State or other jurisdiction of incorporation or organization)	(IRS employer Identification No.)

13531 East Caley, Centennial, Colorado	80111
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: 303-397-4700

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.50 par value
(Title of each class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[X] NO [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [  ] NO [X]

     On February 29, 2004 we had 10,000 shares of common stock ($.50 par value) outstanding; all such shares are owned by our parent, Nordstrom, Inc.

     The Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and are therefore filing this Form with the reduced disclosure format.

1 of 26

2 of 26

PART I

Item 1. Business.

The information required under this item is included in Note 1 to the Financial Statements on page 18 of this report, which is incorporated herein by reference.

Item 2. Properties.

We lease an office building in Centennial, Colorado where our principal offices are located.

Item 3. Legal Proceedings.

We are not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

Not required under reduced disclosure format.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

The class of securities registered is our common stock, $.50 par value per share. There are 100,000 shares of authorized common stock, of which 10,000 shares were issued and outstanding as of February 29, 2004. Our common stock is owned entirely by our parent, Nordstrom, Inc. (“Nordstrom”). The stock has not been traded and, accordingly, no market value has been established. No dividends were paid in the fiscal years ended January 31, 2004 and 2003.

Item 6. Selected Financial Data.

Not required under reduced disclosure format.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We earn service charge income on our accounts receivable. Service charge income decreased modestly in 2003, as compared to 2002, primarily due to a decrease in the average accounts receivable balances. Accounts receivable have declined approximately 3% over the past year due to lower sales on our private label cards.

Other fees and charges consist primarily of late fees. Other fees and charges decreased in 2003 as compared to 2002 primarily due to a decrease in late fee income, caused by a decline in the number of accounts being assessed a late fee, as well as a general decline in the outstanding balances of the retail card portfolio. Late fee income was $7.4 and $8.8 million in 2003 and 2002. The decrease is also due in part to income received in the prior year from the VISA securitization master trust certificates. These certificates were repaid during the second quarter of 2002.

3 of 26

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Rental income from affiliates and other decreased in 2003 compared to 2002 due to the sale of our Credit facility in January 2003. Current year rental income consists primarily of the amortized portion of the deferred gain on sale of the facility.

Net interest expense decreased in 2003 as compared to 2002 as a result of a decrease in interest rates and long-term debt outstanding, partially offset by an increase in short-term debt outstanding.

Servicing and marketing fees paid to Nordstrom fsb (“the Bank”) for servicing our receivables were essentially flat in 2003 as compared to 2002, because of an increase in the first quarter due to a change in our method of accruing marketing expenses offset by subsequent decreases in servicing and marketing fees the rest of the year. The servicing fees decreased due to a decline in our retail card portfolio. Marketing fees also declined as promotion costs associated with opening new private label accounts declined.

Selling, general and administrative expenses decreased in 2003 as compared to 2002 primarily due to a change in our expense structure. Effective during the second quarter of 2002, expenses related to returned checks are now charged to Nordstrom, Inc. The decrease is also attributable to lower buying and occupancy expenses resulting from the sale of our Credit facility in January 2003, partially offset by higher maintenance and utilities.

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

4 of 26

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (Cont.)

The table below presents principal amounts and related weighted average interest rates by year of maturity. All items described in the table are non-trading and are stated in U.S. dollars.

				Total at	Fair value
				January 31,	January 31,
Dollars in thousands	2004	2005	2006	2004	2004
Interest Rate Risk
Assets
Customer accounts receivable	$596,112			$596,112	$596,112
Variable interest rate*	19.4%			19.4%
Note receivable from Nordstrom fsb	$205,435			$205,435	$205,435
Year end Interest rate	1.2%			1.2%
Liabilities
Note payable to Nordstrom, Inc.	$118,850			$118,850	$118,850
Year end Interest rate	1.2%			1.2%
Long-term debt	—	$97,500	$300,000	$397,500	$419,238
Fixed average interest rate	—	6.7%	4.8%	5.3%

* This is our weighted average interest rate on customer accounts receivable, which is a combination of fixed rates and floating rates based on prime. The actual effective interest rate is lower due to accounts which are paid off within 30 days and defaults.

Item 8. Financial Statements and Supplementary Data.

         (a) Financial Statements and Supplementary Data

        The consolidated financial statements and notes to the consolidated financial statements listed in the Index to Consolidated Financial Statements and Schedule on page 12 of this report are incorporated herein by reference.

         The ratio of earnings available for fixed charges to fixed charges is 4.26, 4.17, and 1.94 for 2003, 2002, and 2001.

         (b) Other Financial Statements and Schedule

         The schedule required under Regulation S-X is filed pursuant to Item 15 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None

Item 9A. Controls and Procedures.

As of the end of the period covered by this Annual Report on Form 10-K, we performed an evaluation under the supervision and with the participation of management, including our President and Vice President and Treasurer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our President and our Vice President and Treasurer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures are effective in the timely recording, processing, summarizing and reporting of material financial and non-financial information.

5 of 26

Item 9A. Controls and Procedures (Cont.)

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Not required under reduced disclosure format.

Item 11. Executive Compensation.

Not required under reduced disclosure format.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Not required under reduced disclosure format.

Item 13. Certain Relationships and Related Transactions.

Not required under reduced disclosure format.

Item 14. Principal Accountant Fees and Services

We paid the following fees to our principal accounting firm Deloitte & Touche LLP (“Deloitte”) for the fiscal years ended January 31, 2004 and 2003:

Fiscal Year Ended January 31	2004		2003
Audit Fees		$37,400		$36,000
Audit-Related Fees	$	[0]	$	[0]
Tax Fees	$	[0]	$	[0]
All Other Fees	$	[0]	$	[0]

		$37,400		$36,000

Audit fees primarily include services for verifying the financial statements along with reviews of our interim financial information and Forms 10-K and 10-Q. Deloitte’s work on this audit was performed by full time, permanent employees and partners of Deloitte.

In considering the nature of the services provided by Deloitte, Nordstrom, Inc.’s Audit Committee (the “Audit Committee”), which functions as our audit committee, determined that such services are compatible with the provision of independent audit services. The Audit Committee discussed these services with Deloitte and management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the U.S. Securities and Exchange Commission (the “SEC”) to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

6 of 26

Item 14. Principal Accountant Fees and Services (Cont.)

The services performed by Deloitte in fiscal year ended January 31, 2004 were pre-approved in accordance with the pre-approval policy and procedures adopted by the Audit Committee on April 1, 2003. Normally, pre-approval is provided at regularly scheduled Audit Committee meetings. However, the authority to grant specific pre-approval between meetings, as necessary, has been delegated to the Chairman of the Audit Committee. The Chairman must update the Audit Committee at the next regularly scheduled meeting of any services that were granted specific pre-approval.

The Audit Committee also reviews, at each of its regularly scheduled meetings:

•	A listing of approved services since its last review;
•	A report summarizing the year-to-date services provided by the independent auditor, including fees paid for those services; and
•	A projection for the current fiscal year of estimated fees.

In addition the policy prohibits us from engaging the independent auditors for services billed on a contingent fee basis.

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

(a)3. Exhibits

(3.1)	Articles of Incorporation of the Registrant are hereby incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 1991, Exhibit 3.1.

(3.2)	By-laws of the Registrant, as amended and restated on May 19, 1998 are hereby incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2003, Exhibit 3.2.

(10.1)	Investment Agreement dated October 8, 1984 between Registrant and Nordstrom, Inc. is hereby incorporated by reference from the Registrant’s Form 10, Exhibit 10.1.

7 of 26

(a)3. Exhibits (Continued)

(10.2)	Operating Agreement dated August 30, 1991 between Registrant and Nordstrom National Credit Bank is hereby incorporated by reference from the Registrant’s Form 10-Q for the quarter ended July 31, 1991, Exhibit 10.1, as amended.

(10.3)	First Amendment to the Operating Agreement dated August 30, 1991 between Registrant and Nordstrom National Credit Bank, dated March 1, 2000 is hereby incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2001, Exhibit 10.3.

(10.4)	Second Amendment to the Operating Agreement dated August 30, 1991 between Registrant and Nordstrom National Credit Bank, dated October 1, 2001 is hereby incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2002, Exhibit 10.4.

(10.5)	Corporate Services Agreement dated February 1, 2001 between Registrant and Nordstrom federal savings bank (fsb) is hereby incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2001, Exhibit 10.4.

(10.6)	First Amendment to the Corporate Services Agreement dated February 1, 2001 between Registrant and Nordstrom fsb, dated February 1, 2001 is hereby incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2003, Exhibit 10.6.

(10.7)	Second Amendment to the Corporate Services Agreement dated February 1, 2001 between Registrant and Nordstrom fsb, dated February 1, 2002 is hereby incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2003, Exhibit 10.7.

(10.8)	Series 1996-A Supplement to Master Pooling and Servicing Agreement dated August 14, 1996 between Registrant, Nordstrom National Credit Bank, and Norwest Bank Colorado, N.A., as trustee, is incorporated by reference from the Registrant’s Form 10-Q for the quarter ended October 31, 1996, Exhibit 10.3.

(10.9)	Amendment to the Series 1996-A Supplement to Master Pooling and Servicing Agreement dated August 14, 1996 between Registrant, Nordstrom National Credit Bank and Norwest Bank Colorado, N.A., as trustee, dated December 10, 1997, is hereby incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 1998, Exhibit 10.13.
(10.10)	Second Amendment to the Series 1996-A Supplement to Master Pooling and Servicing Agreement dated August 14, 1996 between Registrant, Nordstrom National Credit Bank and Norwest Bank Colorado, N.A., as trustee, dated February 28, 1999, is hereby incorporated by reference from the Registrant’s Form 10-Q for the quarter ended April 30, 1999, Exhibit 10.1.

(10.11)	Third Amendment to the Series 1996-A Supplement to Master Pooling and Servicing Agreement dated August 14, 1996 between Registrant, Nordstrom National Credit Bank and Norwest Bank Colorado, N.A., as trustee, dated October 1, 2001 is hereby incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2002, Exhibit 10.11.

8 of 26

(a)3. Exhibits (Continued)

(10.12)	Business Account Operating Agreement dated February 1, 1997 between Registrant and Nordstrom, Inc. is hereby incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2002, Exhibit 10.16.

(10.13)	Amendment to the Business Account Operating Agreement dated February 1, 1997 between Registrant and Nordstrom, Inc., dated October 1, 2001 is hereby incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2002, Exhibit 10.17.

(10.14)	Second Amendment to the Business Account Operating Agreement dated February 1, 1997 between Registrant and Nordstrom, Inc., dated November 30, 2001 is hereby incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2002, Exhibit 10.18.

(10.15)	Recourse Agreement dated March 1, 2001 between Registrant and Nordstrom, Inc. is hereby incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2002, Exhibit 10.19.

(10.16)	Amendment to the Recourse Agreement dated March 1, 2001 between Registrant and Nordstrom, Inc., dated October 1, 2001 is hereby incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2002, Exhibit 10.20.

(10.17)	Receivables Purchase Agreement dated October 1, 2001 between Registrant and Nordstrom Private Label Receivables, LLC is hereby incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2002, Exhibit 10.21.

(10.18)	Transfer and Servicing Agreement dated October 1, 2001 between Nordstrom Private Label Receivables, LLC, Nordstrom fsb, Wells Fargo Bank Minnesota, N.A., and Nordstrom Private Label Credit Card Master Note Trust is hereby incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2002, Exhibit 10.22.

(10.19)	Master Indenture dated October 1, 2001 between Nordstrom Private Label Credit Card Master Note Trust and Wells Fargo Bank Minnesota, N.A., as trustee, is hereby incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2002, Exhibit 10.23.

(10.20)	Series 2001-1 Indenture Supplement dated October 1, 2001 between Nordstrom Private Label Credit Card Master Note Trust and Wells Fargo Bank Minnesota, N.A., as trustee, is hereby incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2002, Exhibit 10.24.

(10.21)	Series 2001-2 Indenture Supplement dated December 4, 2001 between Nordstrom Private Label Credit Card Master Note Trust and Wells Fargo Bank Minnesota, N.A., as trustee, is hereby incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2002, Exhibit 10.25.

(10.22)	Amended and Restated Trust Agreement dated October 1, 2001 between Nordstrom Private Label Receivables, LLC, and Wilmington Trust Company, as trustee, is hereby incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2002, Exhibit 10.26.

9 of 26

(a)3. Exhibits (Continued)

(10.23)	Note Purchase Agreement dated December 4, 2001 between Nordstrom Private Label Receivables, LLC, Nordstrom fsb, Falcon Asset Securitization Corporation, and Bank One, NA, as agent, is hereby incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2003, Exhibit 10.25.

(10.24)	First Amendment to the Note Purchase Agreement dated December 4, 2001 between Nordstrom Private Label Receivables, LLC, Nordstrom fsb, Falcon Asset Securitization Corporation, and Bank One, NA, as agent, dated December 2, 2002 is hereby incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2003, Exhibit 10.26.

(10.25)	Second Amendment to the Note Purchase Agreement dated December 4, 2001 between Nordstrom Private Label Receivables, LLC, Nordstrom fsb, Falcon Asset Securitization Corporation, and Bank One, NA, as agent, dated December 2, 2003 is filed herein as an Exhibit.

(10.26)	Loan agreement dated February 1, 2002 between Nordstrom, Inc. and Registrant is hereby incorporated by reference from the Registrant’s Form 10-Q for the quarter ended April 30, 2002, Exhibit 10.1.

(10.27)	Loan agreement dated February 1, 2002, between Registrant and Nordstrom, Inc. is hereby incorporated by reference from the Registrant’s Form 10-Q for the quarter ended April 30, 2002, Exhibit 10.2.

(10.28)	Master Note Agreement dated November 1, 2003, between Nordstrom fsb and Registrant is filed herein as an Exhibit.

(10.29)	Purchase and Sale Agreement dated December 16, 2002 between Registrant and Nudo-Weiner Associates, LLC is hereby incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2003, Exhibit 10.30.

(10.30)	First Amendment to the Purchase and Sale Agreement dated December 16, 2002 between Registrant and Nudo-Weiner Associates, LLC, dated December 19, 2002 is hereby incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2003, Exhibit 10.31.

(12.1)	Computation of Ratio of Earnings Available for Fixed Charges to Fixed Charges is filed herein as an Exhibit.

(23.1)	Independent Auditors’ Consent is filed herein as an Exhibit.

(31.1)	Certification of President required by Section 302(a) of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Vice President and Treasurer required by Section 302(a) of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of President regarding annual report containing financial statements as required by Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Vice President and Treasurer regarding annual report containing financial statements as required by Section 906 of the Sarbanes-Oxley Act of 2002.

10 of 26

(a)3. Exhibits (Continued)

All other exhibits are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of the period for which this report is filed.

11 of 26

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORDSTROM CREDIT, INC.
(Registrant)

Date: March 30, 2004	/s/	Michael G. Koppel

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

Date: March 30, 2004

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

13 of 26

INDEPENDENT AUDITORS’ REPORT

Board of Directors
Nordstrom Credit, Inc.
Centennial, Colorado

We have audited the accompanying consolidated balance sheets of Nordstrom Credit, Inc. and subsidiary (the “Company”) as of January 31, 2004 and 2003, and the related consolidated statements of earnings, investment of Nordstrom, Inc. and cash flows for each of the three years in the period ended January 31, 2004. Our audits also included the financial statement schedule listed in the accompanying Index to Consolidated Financial Statements and Schedule. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of Nordstrom Credit, Inc. and subsidiary as of January 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/Deloitte & Touche LLP
Seattle, Washington
March 26, 2004

14 of 26

Nordstrom Credit, Inc. and Subsidiary
Consolidated Statements of Earnings
(Dollars in thousands)

Year Ended January 31,	2004	2003	2002
Revenue:
Service charge income	$97,840	$101,331	$101,742
Other fees and charges	8,589	10,985	4,355
Rental income from affiliates and other	1,132	1,700	2,041

Total revenue	107,561	114,016	108,138
Expenses:
Interest, net	20,113	22,691	24,707
Servicing and marketing fees paid to Nordstrom fsb	14,523	14,684	32,496
Selling, general and administrative	1,187	1,335	27,506

Total expenses	35,823	38,710	84,709

Earnings before income taxes	71,738	75,306	23,429
Income taxes	26,184	27,487	8,700

Net earnings	$45,554	$47,819	$14,729

Ratio of earnings available for fixed charges to fixed charges	4.26	4.17	1.94

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

15 of 26

Nordstrom Credit, Inc. and Subsidiary
Consolidated Balance Sheets
(Dollars in thousands)

January 31,	2004	2003
ASSETS
Cash and cash equivalents	$338	$370
Customer accounts receivable, net of allowance for doubtful accounts of $20,320 and $22,385	575,792	594,450
Receivable from affiliates and other receivables, net	27,581	29,936
Notes receivable from affiliates	205,435	84,395
Land, buildings and equipment, net	279	264
Deferred taxes and other assets	7,554	8,701

	$816,979	$718,116

LIABILITIES AND INVESTMENT OF NORDSTROM
Payable to affiliates, net	$8,921	$1,601
Note payable to Nordstrom, Inc.	118,850	74,460
Accrued interest, taxes and other	6,546	1,482
Long-term debt	397,500	400,000
Other liabilities	14,905	15,870

Total liabilities	546,722	493,413
Investment of Nordstrom, Inc.	270,257	224,703

	$816,979	$718,116

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

16 of 26

Nordstrom Credit, Inc. and Subsidiary
Consolidated Statements of Investment of Nordstrom, Inc.
(Dollars in thousands except per share amounts)

	Common Stock, $.50 par value,
	100,000 shares authorized
			Retained
	Shares	Amount	Earnings	Total
Balance at January 31, 2001	10,000	$55,058	$107,097	$162,155
Net earnings			14,729	14,729

Balance at January 31, 2002	10,000	$55,058	121,826	176,884
Net earnings			47,819	47,819

Balance at January 31, 2003	10,000	$55,058	169,645	224,703
Net earnings			45,554	45,554

Balance at January 31, 2004	10,000	$55,058	$215,199	$270,257

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

17 of 26

Nordstrom Credit, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Dollars in thousands)

Year Ended January 31,	2004	2003	2002
Operating Activities:
Net earnings	$45,554	$47,819	$14,729
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	116	425	875
Change in:
Receivable from affiliates and other receivables, net	2,355	(16,036)	(929)
Notes receivable from affiliates	(121,040)	(46,300)	(38,095)
Deferred taxes and other assets	1,046	(6,517)	(1,931)
Payable to affiliates, net	7,320	(18,663)	19,850
Accrued interest, taxes and other	5,064	(6,085)	(4,486)
Other liabilities	(965)	(49)	—

Net cash used in operating activities	(60,550)	(45,406)	(9,987)

Investing Activities:
Decrease in customer accounts receivable, net	18,658	23,645	27,029
(Additions) retirements to property and equipment, net	(30)	1,053	(1,396)
Proceeds from sale-leaseback of Denver Credit facility, net	—	20,000	—

Net cash provided by investing activities	18,628	44,698	25,633

Financing Activities:
Borrowings (repayments) under note payable to Nordstrom, net	44,390	74,460	(301,430)
Principal payments on long-term debt	(2,500)	(76,750)	(11,000)
Proceeds from issuance of long-term debt	—	—	300,000

Net cash provided by (used in) financing activities	41,890	(2,290)	(12,430)

Net (decrease) increase in cash and cash equivalents	(32)	(2,998)	3,216
Cash and cash equivalents at beginning of year	370	3,368	152

Cash and cash equivalents at end of year	$338	$370	$3,368

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

In the first quarter of 2000, we implemented a customer loyalty program for the Nordstrom private label credit card. Customers earn reward points based on their spending habits. Upon the accumulation of a specified number of points, the customer is given a merchandise certificate to be redeemed at any Nordstrom store. When the merchandise certificate is issued, Nordstrom assumes the liability. Through January 31, 2002, we recorded the expense as the reward points were earned. Effective February 1, 2002, the reward points are expensed by Nordstrom, Inc.

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

19 of 26

Note 2 – Summary Of Significant Accounting Policies (Cont.)

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

Fair Value of Financial Instruments: The carrying amount of cash equivalents, customer accounts receivable, notes receivable and notes payable approximate fair value because of the short maturity of these instruments. The fair value of long-term debt (including current maturities), using quoted market prices of the same or similar issues with the same remaining term to maturity, is approximately $419,200 and $435,100 at January 31, 2004 and 2003.

Recent Accounting Pronouncements:

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” for certain decisions made by the FASB as part of the Derivatives Implementation Group process. SFAS No. 149 also amends SFAS No. 133 to incorporate clarifications of the definition of a derivative. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively. The adoption of SFAS No. 149 did not have a material impact on our earnings or financial position.

Note 3 - Related Party Transactions

In January 2003, we sold our building in Centennial, Colorado and Nordstrom subsequently leased it back from a third party (see Note 8). We pay rent monthly to Nordstrom under a three-year sublease agreement. Rent paid to Nordstrom was $1,596 and $73 for the year ended January 31, 2004 and for the month ended January 2003, respectively. We sublease space in the building to the Bank under a three-year term, paid on a month-to-month basis. Rent received from the Bank was $1,596, $1,664 and $1,980 in 2003, 2002 and 2001.

We also own property adjacent to the office building on which Nordstrom locates its data center. Rent received from Nordstrom for the data center, under a month-to-month agreement, was $60, $61, and $61 in 2003, 2002 and 2001.

We pay a monthly marketing fee to the Bank for its marketing efforts to increase customer accounts receivable balances upon which we earn service charge income. The fee is based on the amount of revenue generated by our customer accounts receivable. Fees paid to the Bank were $3,032, $4,353 and $5,899 in 2003, 2002 and 2001.

20 of 26

Note 4 - Interest, Net

The components of interest, net are as follows:

Year ended January 31,	2004	2003	2002
Note payable to Nordstrom	$855	$785	$8,410
Short-term debt	—	331	—
Long-term debt	21,167	22,670	16,602

Total interest cost	22,022	23,786	25,012
Less: Interest income	(1,909)	(1,095)	(305)

Interest, net	$20,113	$22,691	$24,707

Interest income of $1,876, $1,039 and $305 was received from affiliates in 2003, 2002 and 2001.

Note 5 - Income Taxes

We file consolidated income tax returns with Nordstrom. Income taxes have been provided on a separate return basis, and the difference between the effective tax rate and the statutory Federal income tax rate is due to the provision for state and local income taxes. At January 31, 2004 and 2003, amounts due to Nordstrom for income taxes totaled $2,240 and $3,041 and are included in Payable to affiliates, net and Receivable from affiliates and other receivables, net, respectively. The components of income taxes are as follows:

Year ended January 31,	2004	2003	2002
Current income taxes:
Federal	$24,428	$32,361	$8,280
State and local	1,125	1,315	420

Total current income taxes	25,553	33,676	8,700
Deferred income taxes	631	(6,189)	—

Total income taxes	$26,184	$27,487	$8,700

Deferred income tax assets and liabilities result from temporary differences in the timing of recognition of revenue and expenses for tax and financial reporting purposes. The deferred tax assets are related to the sale of our building in Centennial, Colorado and the subsequent amortization of the deferred gain (see Note 8).

21 of 26

Note 6 - Customer Accounts Receivable

Customer accounts receivable, net, consists of the following:

January 31,	2004	2003
Private label trade receivables:
Unrestricted accounts	$6,121	$3,188
Restricted accounts	589,991	613,647
Allowance for doubtful accounts	(20,320)	(22,385)

Private label trade receivables, net	$575,792	$594,450

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

In 2001, we issued $300 million of receivable-backed securities supported by substantially all of our private label credit card receivables. This transaction is accounted for as a secured financing. The private label receivables also serve as collateral for a variable funding facility with a limit of $200 million. Nothing was outstanding on this facility on January 31, 2004.

Total principal receivables of the securitized portfolio at January 31, 2004 and 2003 were approximately $584,828 and $609,784, and receivables more than 30 days past due were approximately $14,910 and $16,973. Net charged off receivables for the years ended January 31, 2004, 2003 and 2002 were $28,703, $29,555 and $28,134.

Our continuing involvement in the securitization of private label receivables will include pledging new receivables to the master note trust and accounting for the transaction as a secured financing. The Bank will continue to service the portfolio.

Note 7 - Notes Receivable from Affiliates

Notes receivable from affiliates consists of amounts due from the Bank for borrowings under an agreement dated May 1, 2002 and amounts due from Nordstrom for borrowings under an agreement dated February 1, 2002. Borrowings under the agreements with the Bank are due upon prior written notice of no less than one year and one day and borrowings under the agreement with Nordstrom are due upon demand. Both agreements bear interest at rates based on the A1/P1 Commercial Paper rate (1.2% at January 31, 2004). Nothing was outstanding on the note receivable from Nordstrom at January 31, 2004 and 2003. At January 31, 2004 and 2003 $205,435 and $84,395 was outstanding on the note receivable from the Bank.

22 of 26

Note 8 - Land, Buildings and Equipment

Land, buildings and equipment consist of the following:

January 31,	2004	2003
Land and land improvements	$158	$158
Leasehold improvements	17	8
Fixtures and equipment	181	180
Construction in progress	13	—

	369	346
Less accumulated depreciation	(90)	(82)

Land, buildings and equipment, net	$279	$264

In January 2003, we sold our building in Centennial, Colorado for $20,000 and Nordstrom subsequently leased it back from a third party. We pay rent monthly to Nordstrom under a three-year sublease agreement. The gain of $16,022 is being recognized as a reduction to rent expense evenly over the 15 year life of the lease.

We compute depreciation using a combination of accelerated and straight-line methods. Estimated useful lives by major asset category are as follows:

Asset	Life (in years)
Leasehold improvements	Shorter of life of lease or asset life
Fixtures and equipment	3-15

Note 9 - Note Payable to Nordstrom

The note payable to Nordstrom represents amounts borrowed under an agreement dated February 1, 2002. Borrowings under the agreement are due upon demand and bear interest at rates based on the A1/P1 Commercial Paper rate (1.2% at January 31, 2004). At January 31, 2004 and 2003 there was $118,850 and $74,460 outstanding on the note payable.

Other activity during the year is related to short-term borrowings drawn on our variable funding note (see Note 6). Nothing was outstanding on this note at January 31, 2004 and 2003.

23 of 26

Note 9 - Note Payable to Nordstrom (Cont.)

A summary of notes payable is as follows:

Year ended January 31,	2004	2003	2002
Average daily borrowings outstanding:
Nordstrom	$69,932	$49,293	$218,517
Other	—	370	—
Maximum amount outstanding:
Nordstrom	232,575	166,285	338,680
Other	—	15,000	—
Weighted average interest rate:
During the year:
Nordstrom	1.2%	1.6%	3.8%
Other	—	2.0%	—
At year-end:
Nordstrom	1.2%	1.3%	—

Note 10 - Long-Term Debt

Long-term debt consists of the following:

January 31,	2004	2003
Notes payable, 6.7%, due 2005	$97,500	$100,000
Receivable-backed private label term note, 4.82%, due 2006	300,000	300,000

Total long-term debt	$397,500	$400,000

Our principal payments on long-term debt will be $97,500 in 2005 and $300,000 in 2006.

Note 11 - Supplementary Cash Flow Information

Supplementary cash flow information is as follows:

Year ended January 31,	2004	2003	2002
Cash paid during the year for:
Interest	$22,032	$25,263	$26,728
Income taxes paid to Nordstrom	26,985	30,736	3,610

24 of 26

Note 12 - Selected Quarterly Data (Unaudited)

Year ended January 31, 2004	1st quarter	2nd quarter	3rd quarter	4th quarter	Total
Revenue	$27,141	$26,570	$26,618	$27,232	$107,561
Earnings before income taxes	17,679	17,799	18,039	18,221	71,738
Net earnings	11,209	11,320	11,454	11,571	45,554

Year ended January 31, 2003	1st quarter	2nd quarter	3rd quarter	4th quarter	Total
Revenue	$27,626	$29,007	$28,087	$29,296	$114,016
Earnings before income taxes	18,150	19,204	18,235	19,717	75,306
Net earnings	11,530	12,194	11,575	12,520	47,819

Note 13 - Subsequent Event

During the first quarter of 2004, we purchased $200,000 of three year Class A and B variable funding notes from the Nordstrom Credit Card Master Note Trust. These notes are collateralized by Nordstrom’s VISA credit card receivables and pay interest at one month LIBOR plus a floating spread. The floating spread will be re-calculated quarterly, in accordance with the terms of the transaction documents.

25 of 26

Nordstrom Credit, Inc. and Subsidiary
Schedule II - Valuation and
Qualifying Accounts

(Dollars in thousands)

		Column C			Column D
Column A	Column B	Additions			Deductions	Column E
					Account
	Balance	Charged to	Charged		write-offs	Balance
	beginning	costs and	to other		net of	end of
Description	of period	expenses	accounts		recoveries	period
Holdback allowance - customer accounts receivable Year ended:
January 31, 2004	$22,385	—	$27,975	*	$30,040	$20,320
January 31, 2003	$23,022	—	$28,918	*	$29,555	$22,385
January 31, 2002	$16,531	—	$34,624	*	$28,133	$23,022

* Bad debt expenses are reflected on the books of Nordstrom for Accounts generated through sales at Nordstrom stores.

26 of 26

EXHIBIT INDEX

Exhibit		Method of Filing
3.1	Articles of Incorporation	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 1991, Exhibit 3.1

3.2	By-laws, as amended and restated on May 19, 1998	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2003, Exhibit 3.2

10.1	Investment Agreement dated October 8, 1984 between Registrant and Nordstrom, Inc.	Incorporated by reference from the Registrant’s Form 10, Exhibit 10.1

10.2	Operating Agreement dated August 30, 1991 between Registrant and Nordstrom National Credit Bank	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended July 31, 1991, Exhibit 10.1, as amended

10.3	First Amendment to the Operating Agreement dated August 30, 1991 between Registrant and Nordstrom National Credit Bank, dated March 1, 2000	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2001, Exhibit 10.3

10.4	Second Amendment to the Operating Agreement dated August 30, 1991 between Registrant and Nordstrom National Credit Bank, dated October 1, 2001	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2002, Exhibit 10.4

10.5	Corporate Services Agreement dated February 1, 2001 between Registrant and Nordstrom federal savings bank (fsb)	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2001, Exhibit 10.4

10.6	First Amendment to the Corporate Services Agreement dated February 1, 2001 between Registrant and Nordstrom fsb, dated February 1, 2001	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2003, Exhibit 10.6

10.7	Second Amendment to the Corporate Services Agreement dated February 1, 2001 between Registrant and Nordstrom fsb, dated February 1, 2002	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2003, Exhibit 10.7

10.8	Series 1996-A Supplement to Master Pooling and Servicing Agreement dated August 14, 1996 between Registrant, Nordstrom National Credit Bank and Norwest Bank Colorado, N.A., as trustee	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended October 31, 1996, Exhibit 10.3

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
Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2002, Exhibit 10.11

10.12	Business Account Operating Agreement dated February 1, 1997 between Registrant and Nordstrom, Inc.	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2002, Exhibit 10.16

10.13	Amendment to the Business Account Operating Agreement dated February 1, 1997 between Registrant and Nordstrom, Inc., dated October 1, 2001	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2002, Exhibit 10.17

10.14	Second Amendment to the Business Account Operating Agreement dated February 1, 1997 between Registrant and Nordstrom, Inc., dated November 30, 2001	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2002, Exhibit 10.18

10.15	Recourse Agreement dated March 1, 2001 between Registrant and Nordstrom, Inc.	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2002, Exhibit 10.19

10.16	Amendment to the Recourse Agreement dated March 1, 2001 between Registrant and Nordstrom, Inc., dated October 1, 2001	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2002, Exhibit 10.20

10.17	Receivables Purchase Agreement dated October 1, 2001 between Registrant and Nordstrom Private Label Receivables, LLC	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2002, Exhibit 10.21

10.18
Transfer and Servicing Agreement dated October 1, 2001 between Nordstrom Private Label Receivables, LLC, Nordstrom fsb, Wells Fargo Bank Minnesota, N.A., and Nordstrom Private Label Credit Card Master Note Trust
Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2002, Exhibit 10.22

10.19	Master Indenture dated October 1, 2001 between Nordstrom Private Label Credit Card Master Note Trust and Wells Fargo Bank Minnesota, N.A., as trustee	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2002, Exhibit 10.23

Exhibit		Method of Filing
10.20	Series 2001-1 Indenture Supplement dated October 1, 2001 between Nordstrom Private Label Credit Card Master Note Trust and Wells Fargo Bank Minnesota, N.A. as trustee	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2002, Exhibit 10.24

10.21	Series 2001-2 Indenture Supplement dated December 4, 2001 between Nordstrom Private Label Credit Card Master Note Trust and Wells Fargo Bank Minnesota, N.A. as trustee	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2002, Exhibit 10.25

10.22	Amended and Restated Trust Agreement dated October 1, 2001 between Nordstrom Private Label Receivables, LLC, and Wilmington Trust Company, as trustee	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2002, Exhibit 10.26

10.23	Note Purchase Agreement dated December 4, 2001 between Nordstrom Private Label Receivables, LLC, Nordstrom fsb, Falcon Asset Securitization Corporation, and Bank One, NA, as agent	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2003, Exhibit 10.25

10.24
First Amendment to the Note Purchase Agreement dated December 4, 2001 between Nordstrom Private Label Receivables, LLC, Nordstrom fsb, Falcon Asset Securitization Corporation, and Bank One, NA, as agent, dated December 2, 2002
Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2003, Exhibit 10.26

10.25
Second Amendment to the Note Purchase Agreement dated December 4, 2001 between Nordstrom Private Label Receivables, LLC, Nordstrom fsb, Falcon Asset Securitization Corporation, and Bank One, NA, as agent, dated December 2, 2003
Filed herewith electronically

10.26	Loan agreement dated February 1, 2002 between Nordstrom, Inc. and Registrant	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended April 30, 2002, Exhibit 10.1

10.27	Loan agreement dated February 1, 2002 between Registrant and Nordstrom, Inc.	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended April 30, 2002, Exhibit 10.2

10.28	Master Note Agreement dated November 1, 2003 between Nordstrom fsb and Registrant	Filed herewith electronically

10.29	Purchase and Sale Agreement dated December 16, 2002 between Registrant and Nudo-Weiner Associates, LLC	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2003, Exhibit 10.30

Exhibit		Method of Filing
10.30	First Amendment to the Purchase and Sale Agreement dated December 16, 2002 between Registrant and Nudo-Weiner Associates, LLC, dated December 19, 2002	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2003, Exhibit 10.31

12.1	Computation of Ratio of Earnings Available for Fixed Charges to Fixed Charges	Filed herewith electronically

23.1	Independent Auditors’ Consent	Filed herewith electronically

31.1	Certification of President required by Section 302(a) of the Sarbanes-Oxley Act of 2002.	Filed herewith electronically

31.2	Certification of Vice President and Treasurer required by Section 302(a) of the Sarbanes-Oxley Act of 2002.	Filed herewith electronically

32.1	Certification of President regarding annual report containing financial statements as required by Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith electronically

32.2	Certification of Vice President and Treasurer regarding annual report containing financial statements as required by Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith electronically