Form 10-Q
period 2004-05-01
NORDSTROM CREDIT INC
filed 2004-06-08
CIK 757439

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the quarterly period ended May 1, 2004


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

                            YES          NO  X
                               _____       _____


On May 31, 2004 Registrant had 10,000 shares of Common stock
($.50 par value) outstanding; all such shares are owned by Registrant's parent, Nordstrom, Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL
INSTRUCTION H(1)(A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING
THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.



                                   1 of 10

                    NORDSTROM CREDIT, INC. AND SUBSIDIARY
                    -------------------------------------
                                    INDEX
                                    -----

                                                                   Page
                                                                  Number
                                                                  ------

PART I.   FINANCIAL INFORMATION
  Item 1.  Financial Statements (unaudited)

           Condensed Consolidated Statements of Earnings
             Quarter ended May 1, 2004 and April 30, 2003            3

           Condensed Consolidated Balance Sheets
             May 1, 2004, January 31, 2004 and April 30, 2003        4

           Condensed Consolidated Statements of Cash Flows
             Quarter ended May 1, 2004 and April 30, 2003            5

           Notes to Condensed Consolidated Financial Statements      6

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                       8

  Item 4.  Controls and Procedures                                   8

PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                          9


SIGNATURES                                                          10

























                                   2 of 10

                     NORDSTROM CREDIT, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                            (dollars in thousands)
                                  (unaudited)

                                                          Quarter Ended
                                                       ------------------
                                                        May 1,   April 30,
                                                         2004      2003
                                                       --------  --------
Revenue:
  Service charge income                                $23,515   $24,757
  Other fees and charges                                 1,875     2,103
  Rental income from affiliates                            286       281
                                                      --------  --------
Total revenue                                           25,676    27,141

Expenses:
  Interest, net                                          5,126     5,035
  Servicing and marketing fees
    paid to Nordstrom fsb                                3,162     4,176
  Selling, general and administrative                      181       251
                                                      --------  --------
Total expenses                                           8,469     9,462
                                                      --------  --------
Earnings before income taxes                            17,207    17,679
Income taxes                                             6,281     6,470
                                                      --------  --------
Net earnings                                           $10,926   $11,209
                                                      ========  ========


The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

























                                   3 of 10

                    NORDSTROM CREDIT, INC. AND SUBSIDIARY
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)
                                  (unaudited)

                                      May 1,      January 31,    April 30,
                                       2004          2004          2003
                                    -----------   -----------   -----------
ASSETS
------
Cash and cash equivalents             $    297      $    338     $     280

Customer accounts receivable, net
  of allowance for doubtful accounts
  of $19,934, $20,320 and $22,384      542,325       575,792       554,430

Master trust certificates              200,000             -             -

Receivable from affiliates and
  other receivables, net                19,071        27,581        10,021

Notes receivable from affiliates        15,960       205,435        91,145

Land, buildings and
  equipment, net                           273           279           267

Deferred taxes and other assets          7,088         7,554         8,626
                                      --------      --------      --------
                                      $785,014      $816,979      $664,769
                                      ========      ========      ========

LIABILITIES AND SHAREHOLDER'S EQUITY
------------------------------------
Payable to affiliates, net            $  6,740      $  9,450      $  9,468

Note payable to Nordstrom, Inc.         79,250       118,850         1,410

Accrued interest, taxes and other        6,680         6,017         2,374

Long-term debt                         396,527       397,500       400,000

Other liabilities                       14,634        14,905        15,605
                                      --------      --------      --------
  Total liabilities                    503,831       546,722       428,857

Shareholder's Equity                   281,183       270,257       235,912
                                      --------      --------      --------
                                      $785,014      $816,979      $664,769
                                      ========      ========      ========

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.








                                   4 of 10

                   NORDSTROM CREDIT, INC. AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (dollars in thousands)
                                (unaudited)

                                                       Quarter Ended
                                                   ----------------------
                                                    May 1,       April 30,
                                                     2004          2003
                                                   --------      --------
OPERATING ACTIVITIES:
  Net earnings                                      $10,926       $11,209
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
    Depreciation and amortization                        32            25
    Deferred income taxes                                99             -
    Change in operating assets and liabilities:
      Receivable from affiliates and other
         receivables, net                             8,510        26,104
      Notes receivable from affiliates              (10,498)       (6,750)
      Other assets                                      204            54
      Payable to affiliates, net                     (2,600)        1,149
      Accrued interest, taxes and other                 663         1,421
      Other liabilities                                (271)         (265)
                                                   --------      --------
Net cash provided by operating activities             7,065        32,947
                                                   --------      --------
INVESTING ACTIVITIES:
  Decrease in customer
    accounts receivable, net                         33,467        40,020
  Additions to property and equipment, net                -            (7)
                                                   --------      --------
Net cash provided by investing activities            33,467        40,013
                                                   --------      --------
FINANCING ACTIVITIES:
  Repayments under note payable to
    Nordstrom, Inc., net                            (39,600)      (73,050)
  Principal payments on long-term debt                 (973)            -
                                                   --------      --------
Net cash used in financing activities               (40,573)      (73,050)
                                                   --------      --------
Net decrease in cash and cash equivalents               (41)          (90)
Cash and cash equivalents
  at beginning of period                                338           370
                                                   --------      --------
Cash and cash equivalents at end of period         $    297      $    280
                                                   ========      ========

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.











                                   5 of 10

                     NORDSTROM CREDIT, INC. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (dollars in thousands)
                                (unaudited)



Note 1 - Summary of Significant Accounting Policies

Basis of Presentation
---------------------
The accompanying condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Nordstrom Credit, Inc. 2003 Annual Report on Form 10-K. The same accounting policies are followed in preparing quarterly financial data as are followed in preparing annual data. In management's opinion, all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows have been included and are of a normal, recurring nature.

We reclassified certain prior year amounts to conform to the current year presentation.

The interim financial information presented here is not necessarily indicative of the results to be expected for the fiscal year.

Change in Fiscal Year
---------------------
On February 1, 2004, our fiscal year-end changed from January 31 to the Saturday closest to January 31. Future fiscal years will consist of four 13 week quarters, with an extra week added onto the fourth quarter every five to six years.


NOTE 2 - CUSTOMER ACCOUNTS RECEIVABLE

Customer accounts receivable, net, consists of the following:

                                       May 1,       January 31,     April 30,
                                        2004           2004           2003
                                     ----------     -----------    ----------
Private label trade receivables:
   Unrestricted accounts              $  5,612        $  6,120      $  2,222
   Restricted accounts                 556,647         589,992       574,592
Allowance for doubtful accounts        (19,934)        (20,320)      (22,384)
                                     ----------     -----------    ----------
Private label trade receivables, net  $542,325        $575,792      $554,430
                                     ==========     ===========    ==========

Restricted accounts receivable secure the $300,000 term note due 2006, and the variable funding note facility, which had no balance outstanding in 2004.










                                   6 of 10

                     NORDSTROM CREDIT, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (dollars in thousands)
                                 (unaudited)



NOTE 3 - MASTER TRUST CERTIFICATES

On March 31, 2004, we exchanged receivables due from Nordstrom fsb for two notes that represent undivided interests in a pool of Nordstrom co-branded VISA credit card receivables. The notes have a combined face amount of $200,000 and were purchased by us at par. Interest earned on the notes is based on one month LIBOR and a credit spread index. The maturity of the notes is subject to annual renewal by both parties. The principal balances of the notes can change subject to agreement between the parties and other approvals required by the governing transaction documents. The notes are accounted for as available-for-sale securities under SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Nordstrom fsb holds the related Seller Retained Interest and Interest Only Strip associated with the notes.


NOTE 4 - LONG TERM DEBT

The agreement for our 6.7% medium-term notes contains restrictive covenants which include maintaining a ratio of Earnings to Fixed Charges of at least
1.25 to 1.00. We are in full compliance with these restrictive covenants at May 1, 2004.

During the first quarter of 2004, we retired $973 of our 6.7% medium-term notes for a total cash payment of $1,033. Over the 12 months ended May 1, 2004, we have retired $3,473 of our outstanding debt.

We did not make any borrowings under our variable funding note backed by Nordstrom private label receivables during the first quarter of 2004.


NOTE 5 - SUPPLEMENTARY CASH FLOW INFORMATION

On March 31, 2004, we purchased two notes that represent undivided interests in a pool of VISA credit card receivables. The notes have a combined face amount of $200,000 and were purchased by us at par. The notes were purchased by reducing our notes receivable from affiliates.

Initial expenses related to the securitization of private-label receivables were capitalized and are amortized straight-line over the 60-month life of the trust agreement. Amortized costs are transferred to Nordstrom, Inc. monthly.


NOTE 6 - SUBSEQUENT EVENT

In May 2004, we renewed our variable funding note backed by Nordstrom private label receivables and lowered the capacity by $50,000 to $150,000. This note is renewed annually and interest is paid based on the actual cost of commercial paper plus specified fees. We also pay a commitment fee for the note based on the amount of the facility.







                                   7 of 10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

We earn service charge income on customer accounts receivable, which we purchase from an affiliate that is also a wholly-owned subsidiary of our parent, Nordstrom, Inc. Service charge income decreased for the quarter ended May 1, 2004 compared to the same period in 2003, due to a decrease in the average customer accounts receivable balances and a slight decrease in the weighted average service charge rate. Customer accounts receivable have declined approximately 3% over the past year due to accelerated customer repayments on the Nordstrom, Inc. private label credit cards.

Other fees and charges consist primarily of late fees. Late fee income decreased for the quarter ended May 1, 2004 compared to the same period in 2003, primarily due to decreases in the number of active accounts and the number of past due accounts. Late fee income was $1.6 million and $1.8 million for the first quarter in 2004 and 2003, respectively.

Rental income from affiliates was essentially flat for the quarter ended May 1, 2004 compared to the same period in 2003. Rental income consists primarily of the amortized portion of the deferred gain on the sale of our Credit building in January 2003.

Net interest expense increased for the quarter ended May 1, 2004 compared to the same period in 2003, due to an increase in the average balance outstanding on our note payable to Nordstrom, Inc. partially offset by a slight decrease in interest rates and long-term debt outstanding.

Servicing and marketing fees paid to Nordstrom fsb decreased for the quarter ended May 1, 2004 compared to the same period in 2003, primarily due to a decline in the outstanding balances of the private label card portfolio. Marketing fees also declined as promotion costs associated with opening new private label accounts declined.

Selling, general and administrative expenses decreased for the quarter ended May 1, 2004 compared to the same period in 2003, due to the transfer of the Nordstrom gift card program to Nordstrom, Inc., which incurred the associated operating expenses in 2004. Also, some assets were retired which reduced the related depreciation expense.


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

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.




                                   8 of 10

                            PART II - OTHER INFORMATION
                            ---------------------------

Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibits
        --------

         10.1 Amended and Restated Master Note Agreement dated March 1, 2004, between Nordstrom fsb and Registrant is filed herein as an Exhibit.

         10.2 Note Purchase Agreement dated March 1, 2004, between Nordstrom Credit Card Receivables, LLC, Nordstrom fsb, and Nordstrom Credit, Inc. is filed herein as an Exhibit.

         10.3 Third Amendment to the Note Purchase Agreement dated
              December 4, 2001 between Nordstrom Private Label Receivables, LLC, Nordstrom fsb, Falcon Asset Securitization Corporation, and Bank One, NA, as agent, dated February 29, 2004 is filed herein as an Exhibit.

         10.4 Fourth Amendment to the Note Purchase Agreement dated
              December 4, 2001 between Nordstrom Private Label Receivables, LLC, Nordstrom fsb, Falcon Asset Securitization Corporation, and Bank One, NA, as agent, dated May 28, 2004 is filed herein as an Exhibit.

         31.1 Certification of President required by Section 302(a) of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Vice President and Treasurer required by
              Section 302(a) of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of President regarding periodic report containing financial statements pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification of Vice President and Treasurer regarding periodic report containing financial statements pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)     Reports on Form 8-K
        -------------------

        No reports on Form 8-K were filed during the quarter for which this report is filed.













                                   9 of 10

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


Date:   June 8, 2004
--------------------------









































                                   10 of 10

NORDSTROM CREDIT INC. AND SUBSIDIARY

Exhibit Index

Exhibit                                      Method of Filing
-------                                      ----------------

10.1  Amended and Restated Master Note       Filed herewith electronically
      Agreement dated March 1, 2004,
      between Nordstrom fsb and Registrant

10.2  Note Purchase Agreement dated          Filed herewith electronically
      March 1, 2004, between Nordtrom
      Credit Card Receivables, LLC,
      Nordstrom fsb, and Nordstrom Credit,
      Inc.

10.3  Third Amendment to the Note Purchase   Filed herewith electronically
      Agreement dated December 4, 2001
      between Nordstrom Private Label
      Receivables, LLC, Nordstrom fsb,
      Falcon Asset Securitization
      Corporation, and Bank One, NA, as
      agent, dated February 29, 2004

10.4  Fourth Amendment to the Note Purchase   Filed herewith electronically
      Agreement dated December 4, 2001
      between Nordstrom Private Label
      Receivables, LLC, Nordstrom fsb,
      Falcon Asset Securitization
      Corporation, and Bank One, NA, as
      agent, dated May 28, 2004

31.1  Certification of President             Filed herewith electronically
      required by Section 302(a)
      of the Sarbanes-Oxley Act of 2002

31.2  Certification of Vice President and    Filed herewith electronically
      Treasurer required by Section 302(a)
      of the Sarbanes-Oxley Act of 2002

32.1  Certification of President             Furnished herewith electronically
      regarding periodic report
      containing financial statements
      pursuant to 18 U.S.C. 1350, as
      adopted pursuant to Section 906
      of the Sarbanes-Oxley Act of 2002

32.2  Certification of Vice President and    Furnished herewith electronically
      Treasurer regarding periodic report
      containing financial statements
      pursuant to 18 U.S.C. 1350, as
      adopted pursuant to Section 906
      of the Sarbanes-Oxley Act of 2002