Form 10-Q
period 2004-07-31
NORDSTROM CREDIT INC
filed 2004-09-09
CIK 757439

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the quarterly period ended July 31, 2004


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from         to
                              ---------  ----------
                        Commission File Number 0-12994

                           Nordstrom Credit, Inc.
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

                   Colorado                       91-1181301
       -------------------------------        ------------------
       (State or other jurisdiction of         (IRS Employer
        incorporation or organization         Identification No.)

              13531 East Caley, Centennial, Colorado  80111
           ----------------------------------------------------
           (Address of principal executive offices)  (Zip code)

Registrant's telephone number, including area code:  303-397-4700


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES  X       NO
                               -----       -----

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act 12b-2).

                            YES          NO  X
                               -----       -----


On August 31, 2004 Registrant had 10,000 shares of common stock
($.50 par value) outstanding; all such shares are owned by Registrant's parent, Nordstrom, Inc.

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



                                   1 of 10

                    NORDSTROM CREDIT, INC. AND SUBSIDIARY
                    -------------------------------------
                                    INDEX
                                    -----

                                                                   Page
                                                                  Number
                                                                  ------

PART I.   FINANCIAL INFORMATION
  Item 1.  Financial Statements (unaudited)

           Condensed Consolidated Statements of Earnings
             Quarter and Year to Date ended July 31, 2004
             and July 31, 2003                                       3

           Condensed Consolidated Balance Sheets
             July 31, 2004, January 31, 2004 and July 31, 2003       4

           Condensed Consolidated Statements of Cash Flows
             Year to Date ended July 31, 2004 and July 31, 2003      5

           Notes to Condensed Consolidated Financial Statements      6

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                       8

  Item 4.  Controls and Procedures                                   8

PART II.  OTHER INFORMATION

  Item 6.  Exhibits                                                  9


SIGNATURES                                                          10

























                                   2 of 10

                     NORDSTROM CREDIT, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                            (dollars in thousands)
                                  (unaudited)

                                         Quarter Ended     Year to Date Ended
                                      ------------------   ------------------
                                      July 31,  July 31,   July 31,  July 31,
                                        2004      2003       2004      2003
                                      --------  --------   --------  --------
Revenue:
  Service charge income               $23,512    $23,988   $47,027    $48,745
  Other fees and charges                2,022      2,301     3,897      4,404
                                      --------  --------   --------  --------
Total revenue                          25,534     26,289    50,924     53,149

Expenses:
  Interest, net                        (4,248)    (5,023)   (9,374)   (10,058)
  Servicing and marketing fees
    paid to Nordstrom fsb              (2,987)    (3,360)   (6,149)    (7,536)
  Selling, general and administrative    (252)      (388)     (433)      (639)
                                      --------  --------   --------   --------
Total expenses                         (7,487)    (8,771)  (15,956)   (18,233)
                                      --------  --------   --------   --------
Operating income                       18,047     17,518    34,968     34,916
Other income                              282        281       568        562
                                      --------  --------   --------   --------
Earnings before income taxes           18,329     17,799    35,536     35,478
Income tax expense                     (6,690)    (6,479)  (12,971)   (12,949)
                                      --------  --------   --------   --------
Net earnings                          $11,639    $11,320   $22,565    $22,529
                                      ========  ========   ========   ========


The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.
























                                   3 of 10

                    NORDSTROM CREDIT, INC. AND SUBSIDIARY
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)
                                  (unaudited)

                                     July 31,     January 31,    July 31,
                                       2004          2004          2003
                                    -----------   -----------   -----------
ASSETS
------
Cash and cash equivalents             $    315      $    338     $     397

Customer accounts receivable, net
  of allowance for doubtful accounts
  of $19,934, $20,320 and $21,146      604,388       575,792       619,731

Master trust certificates              250,000             -             -

Receivable from affiliates and
  other receivables, net                30,347        27,581        10,165

Notes receivable from affiliates        38,560       205,435       160,495

Land, buildings and
  equipment, net                           443           279           281

Deferred taxes and other assets          6,969         7,554         8,482
                                      --------      --------      --------
                                      $931,022      $816,979      $799,551
                                      ========      ========      ========

LIABILITIES AND SHAREHOLDER'S EQUITY
------------------------------------
Payable to affiliates, net            $  2,505      $  9,450      $  8,529

Note payable to Nordstrom, Inc.        220,125       118,850       130,185

Accrued interest, taxes and other        4,676         6,017           662

Current portion of long-term debt       96,527             -             -

Long-term debt                         300,000       397,500       397,500

Other liabilities                       14,367        14,905        15,443
                                      --------      --------      --------
  Total liabilities                    638,200       546,722       552,319

Common stock and additional paid in
  capital                               55,059        55,059        55,059

Retained earnings                      237,763       215,198       192,173
                                      --------      --------      --------
  Total shareholder's equity           292,822       270,257       247,232
                                      --------      --------      --------
                                      $931,022      $816,979      $799,551
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


                                   4 of 10

                   NORDSTROM CREDIT, INC. AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (dollars in thousands)
                                (unaudited)

                                                     Year to Date Ended
                                                   ----------------------
                                                   July 31,      July 31,
                                                     2004          2003
                                                   --------      --------
OPERATING ACTIVITIES:
  Net earnings                                      $22,565       $22,529
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
    Depreciation and amortization                        68            58
    Deferred income taxes                               214             -
    Change in operating assets and liabilities:
      Receivable from affiliates and other
         receivables, net                            (8,224)       19,771
      Notes receivable from affiliates              (83,125)      (76,100)
      Other assets                                       99           168
      Payable to affiliates, net                     (1,266)        6,399
      Accrued interest, taxes and other              (1,341)         (291)
      Other liabilities                                (538)         (427)
                                                   --------      --------
Net cash used by operating activities               (71,548)      (27,893)
                                                   --------      --------
INVESTING ACTIVITIES:
  Increase in customer accounts receivable, net     (28,596)      (25,281)
  Additions to property and equipment, net             (181)          (24)
                                                   --------      --------
Net cash used in investing activities               (28,777)      (25,305)
                                                   --------      --------
FINANCING ACTIVITIES:
  Borrowings under note payable to
    Nordstrom, Inc., net                            101,275        55,725
  Principal payments on long-term debt                 (973)       (2,500)
                                                   --------      --------
Net cash provided by financing activities           100,302        53,225
                                                   --------      --------
Net (decrease) increase in cash and cash
  equivalents                                           (23)           27
Cash and cash equivalents at beginning of period        338           370
                                                   --------      --------
Cash and cash equivalents at end of period         $    315      $    397
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


NOTE 2 - CUSTOMER ACCOUNTS RECEIVABLE

Customer accounts receivable, net, consists of the following:

                                      July 31,       January 31,    July 31,
                                        2004           2004           2003
                                     ----------     -----------    ----------
Private label trade receivables:
   Unrestricted accounts              $  6,213        $  6,120      $  2,305
   Restricted accounts                 618,109         589,992       638,572
Allowance for doubtful accounts        (19,934)        (20,320)      (21,146)
                                     ----------     -----------    ----------
Private label trade receivables, net  $604,388        $575,792      $619,731
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











                                   6 of 10

                     NORDSTROM CREDIT, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (dollars in thousands)
                                 (unaudited)



NOTE 3 - MASTER TRUST CERTIFICATES

On March 31, 2004, we exchanged receivables due from Nordstrom fsb for two notes that represent undivided interests in a pool of Nordstrom co-branded VISA credit card receivables. The notes were purchased by us at par for a combined face amount of $200,000. Interest earned on the notes is based on one month LIBOR and a credit spread index. The maturity of the notes is subject to annual renewal by both parties. The principal balances of the notes can change subject to agreement between the parties and other approvals required by the governing transaction documents. Both parties agreed on June 30, 2004 to increase the face value of the notes by $50,000 to $250,000. The notes are accounted for as available-for-sale securities under SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Nordstrom fsb holds the related Seller Retained Interest and Interest Only Strip associated with the notes.


NOTE 4 - DEBT

The agreement for our 6.7% medium-term notes contains restrictive covenants, which include maintaining a ratio of Earnings to Fixed Charges of at least
1.25 to 1.00. We are in full compliance with these restrictive covenants at July 31, 2004.

During the first quarter of 2004, we retired $973 of our 6.7% medium-term notes for a total cash payment of $1,033.

In May 2004, we renewed our variable funding note backed by Nordstrom private label receivables and lowered the capacity by $50,000 to $150,000. This note is renewed annually and interest is paid based on the actual cost of commercial paper plus specified fees. We also pay a commitment fee for the note based on the amount of the facility. We did not make any borrowings under this note during the year.


NOTE 5 - SUPPLEMENTARY CASH FLOW INFORMATION

We purchased two notes that represent undivided interests in a pool of VISA credit card receivables. The notes have a combined face amount of $250,000 and were purchased by us at par. The notes were purchased by reducing our notes receivable from affiliates.

Initial expenses related to the securitization of private-label receivables were capitalized and are amortized straight-line over the 60-month life of the trust agreement. Amortized costs are transferred to Nordstrom, Inc. monthly.












                                   7 of 10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

We earn service charge income on customer accounts receivable, which we purchase from an affiliate that is also a wholly-owned subsidiary of our parent, Nordstrom, Inc. Service charge income decreased for the quarter and year to date periods ended July 31, 2004 compared to the same periods in 2003, primarily due to a decrease in the average customer accounts receivable balances. Customer accounts receivable have declined approximately 3% over the past year for the quarter and year to date periods ended July 31, 2004 due to accelerated customer repayments.

Other fees and charges consist primarily of late fees. Late fee income decreased for the quarter and year to date periods ended July 31, 2004 compared to the same periods in 2003, primarily due to decreases in the number of past due accounts. Late fee income was $1.7 million and $2.0 million for the second quarter in 2004 and 2003, respectively. For the year to date periods ended July 31, 2004 and 2003 late fee income was $3.3 million and $3.8 million, respectively.

Net interest expense decreased for the quarter and year to date periods ended July 31, 2004 compared to the same periods in 2003, primarily due to an increase in interest income earned on the Master Trust certificates. The interest rate on the Master Trust certificates is higher than the rate on the receivables due from Nordstrom fsb, which we exchanged for the Master Trust certificates. The increase in Master Trust interest income was partially offset by an increase in intercompany interest expense and a decrease in intercompany interest income. The increase in intercompany interest expense is due to the higher average outstanding note payable balance to Nordstrom, Inc. during 2004 compared to the prior year. The decrease in intercompany interest income is due to the lower average outstanding note receivable balance from Nordstrom fsb during 2004 compared to the prior year.

Servicing and marketing fees paid to Nordstrom fsb decreased for the quarter and year to date periods ended July 31, 2004 compared to the same periods in 2003, primarily due to a restructure of the marketing fees. The decrease is also due to a decline in the outstanding balances of the private label card portfolio.


Item 4.  Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we performed an evaluation under the supervision and with the participation of management, including our President and Vice President and Treasurer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities and Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, our President and our Vice President and Treasurer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures are effective in the timely recording, processing, summarizing and reporting of material financial and non-financial information.












                                   8 of 10

In May 2004, our parent, Nordstrom, Inc. implemented a new human resources management system to replace all of the mainframe legacy systems relating to human resources. This system will enhance the integration with our existing financial systems and provide us with improved management and information on our labor and benefits. Many processes have been automated and the system lays the foundation for additional improvements in the future. This implementation has resulted in certain changes to business processes and internal controls impacting financial reporting. Management is taking the necessary steps to monitor and maintain appropriate internal controls during this period of change. These steps include testing before the implementation, deploying resources to mitigate internal control risks, implementing reviews to ensure the accuracy of our data and processes, and performing multiple levels of reconciliations and analysis.

Other than as described above, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.



                            PART II - OTHER INFORMATION
                            ---------------------------

Item 6.  Exhibits

         10.1 Omnibus Amendment Agreement dated June 30, 2004 between Nordstrom Credit Card Receivables, LLC and Registrant.

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


                          NORDSTROM CREDIT, INC. AND SUBSIDIARY

                            (Registrant)



                                    /s/          Michael G. Koppel
                                    ---------------------------------------
                                                 Michael G. Koppel
                                           Vice President and Treasurer
                                           (Principal Financial Officer)


Date:   September 9, 2004
--------------------------










































                                   10 of 10

NORDSTROM CREDIT INC. AND SUBSIDIARY

Exhibit Index

Exhibit                                      Method of Filing
-------                                      ----------------
10.1  Omnibus Amendment Agreement dated      Filed herewith electronically
       June 30, 2004 between Nordstrom
       Credit Card Receivables, LLC and
       Registrant

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