Form 10-Q
period 2004-10-30
NORDSTROM CREDIT INC
filed 2004-12-03
CIK 757439

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the quarterly period ended October 30, 2004


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from------- to ---------
                        Commission File Number 0-12994

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


On November 30, 2004 Registrant had 10,000 shares of common stock
($.50 par value) outstanding; all such shares are owned by Registrant's parent, Nordstrom, Inc.

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

                                                                      Page
                                                                     Number
                                                                     ------

PART I.   FINANCIAL INFORMATION
  Item 1.  Financial Statements (unaudited)

           Condensed Consolidated Statements of Earnings
             Quarter and Year to Date ended October 30, 2004
             and October 31, 2003                                       3

           Condensed Consolidated Balance Sheets
             October 30, 2004, January 31, 2004 and October 31, 2003    4

           Condensed Consolidated Statements of Cash Flows
             Year to Date ended October 30, 2004 and October 31, 2003   5

           Notes to Condensed Consolidated Financial Statements         6

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          8

  Item 4.  Controls and Procedures                                      8

PART II.  OTHER INFORMATION

  Item 6.  Exhibits                                                     9


SIGNATURES                                                             10


























                                   2 of 10

                     NORDSTROM CREDIT, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                            (dollars in thousands)
                                  (unaudited)

                                Quarter Ended            Year to Date Ended
                           -----------------------    -----------------------
                           October 30,  October 31,   October 30,  October 31,
                              2004         2003          2004         2003
                           ----------   ----------    ----------   ----------
Revenue:
  Service charge income       $23,539      $24,263       $70,566      $73,008
  Other fees and charges        1,843        2,074         5,740        6,478
                              -------      -------       -------      -------
Total revenue                 $25,382       26,337        76,306       79,486

Expenses:
  Interest expense             (5,819)      (5,516)      (16,980)     (16,298)
  Servicing and marketing
    fees paid to
    Nordstrom fsb              (3,055)      (3,321)       (9,204)     (10,857)
  Selling, general
    and administrative           (251)        (257)         (684)        (896)
                              -------      -------       -------      -------
Total expenses                 (9,125)      (9,094)      (26,868)     (28,051)
Interest income                 1,575          515         3,362        1,239
                              -------      -------       -------      -------
Operating income               17,832       17,758        52,800       52,674
Other income                      279          281           847          843
                              -------      -------       -------      -------
Earnings before income
    taxes                      18,111       18,039        53,647       53,517
Income tax expense             (6,610)      (6,585)      (19,581)     (19,534)
                              -------      -------       -------      -------
Net earnings                  $11,501      $11,454       $34,066      $33,983
                              =======      =======       =======      =======


The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.





















                                   3 of 10

                    NORDSTROM CREDIT, INC. AND SUBSIDIARY
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)
                                  (unaudited)

                                     October 30,   January 31,    October 31,
                                        2004          2004           2003
                                     -----------   -----------    ----------
ASSETS
------
Cash and cash equivalents             $    432      $    338      $    320

Customer accounts receivable, net
  of allowance for doubtful accounts
  of $19,534, $20,320 and $20,746      535,597       575,792       552,672

Investment in master trust
  certificates                         250,000             -             -

Receivable from affiliates and
  other receivables, net                22,836        27,581        14,163

Notes receivable from affiliates        29,185       205,435       177,835

Land, buildings and
  equipment, net                           438           279           284

Deferred taxes and other assets          6,827         7,554         7,704
                                      --------      --------      --------
                                      $845,315      $816,979      $752,978
                                      ========      ========      ========

LIABILITIES AND SHAREHOLDER'S EQUITY
------------------------------------
Payable to affiliates, net           $  2,905       $  9,450      $ 12,472

Note payable to Nordstrom, Inc.       120,975        118,850        66,825

Accrued interest, taxes and other       6,981          6,017         2,317

Current portion of long-term debt      96,027              -             -

Long-term debt                        300,000        397,500       397,500

Other liabilities                      14,104         14,905        15,178
                                     --------        -------      --------
  Total liabilities                   540,992        546,722       494,292

Common stock and additional paid in
  capital                              55,059         55,059        55,059

Retained earnings                     249,264        215,198       203,627
                                     --------       --------      --------
  Total shareholder's equity          304,323        270,257       258,686
                                     --------       --------      --------
                                     $845,315       $816,979      $752,978
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


                                   4 of 10

                   NORDSTROM CREDIT, INC. AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (dollars in thousands)
                                (unaudited)

                                                     Year to Date Ended
                                                   -----------------------
                                                  October 30,  October 31,
                                                     2004          2003
                                                   ----------   ----------
OPERATING ACTIVITIES:
  Net earnings                                      $34,066       $33,983
  Adjustments to reconcile net earnings to net
    cash used in operating activities:
    Depreciation and amortization                       104            87
    Deferred income taxes                               310           634
    Change in operating assets and liabilities:
      Receivable from affiliates and other
         receivables, net                              (713)       21,962
      Notes receivable from affiliates              (73,750)      (93,440)
      Other assets                                       10           287
      Payable to affiliates, net                       (756)        4,153
      Accrued interest, taxes and other                 964         1,364
      Other liabilities                                (801)         (692)
                                                   --------      --------
Net cash used in operating activities               (40,566)      (31,662)
                                                   --------      --------
INVESTING ACTIVITIES:
  Increase in customer accounts receivable, net      40,195        41,778
  Additions to property and equipment, net             (187)          (31)
                                                   --------      --------
Net cash provided by investing activities            40,008        41,747
                                                   --------      --------
FINANCING ACTIVITIES:
  Borrowings (repayments) under note payable to
    Nordstrom, Inc., net                              2,125        (7,635)
  Principal payments on long-term debt               (1,473)       (2,500)
                                                   --------      --------
Net cash provided by (used in) financing activities     652       (10,135)
                                                   --------      --------
Net increase (decrease) in cash and cash
  equivalents                                            94           (50)
Cash and cash equivalents at beginning of period        338           370
                                                   --------      --------
Cash and cash equivalents at end of period         $    432      $    320
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


Note 2 - Intercompany Interest

Interest expense includes $631 and $243 of intercompany interest expense for the third quarter of 2004 and 2003, respectively. For the year to date periods ended October 30, 2004 and October 31, 2003, intercompany interest expense was $1,259 and $404, respectively.

Interest income includes $122 and $508 of intercompany interest income for the third quarter of 2004 and 2003, respectively. For the year to date periods ended October 30, 2004 and October 31, 2003, intercompany interest income was $642 and $1,213, respectively.


Note 3 - Customer Accounts Receivable

Customer accounts receivable, net, consists of the following:

                                      October 30,   January 31,    October 31,
                                        2004           2004           2003
                                     ----------     -----------    ----------
Private label trade receivables:
   Unrestricted accounts              $ 10,155        $  6,120      $  6,022
   Restricted accounts                 544,976         589,992       567,396
Allowance for doubtful accounts        (19,534)        (20,320)      (20,746)
                                     ----------     -----------    ----------
Private label trade receivables, net  $535,597        $575,792      $552,672
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

                                   6 of 10

                     NORDSTROM CREDIT, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (dollars in thousands)
                                 (unaudited)



Note 4 - Investment in Master Trust Certificates

On March 31, 2004, we exchanged $200,000 of intercompany receivables from Nordstrom fsb for an investment in master trust certificates ("2004 Notes") issued by a trust (the "Trust") that is comprised of Nordstrom co-branded VISA credit card receivables. Nordstrom fsb caused a portion of its interest in the Trust to be exchanged for the newly issued 2004 Notes. The 2004 Notes were purchased by us at par for a combined face amount of $200,000. Interest earned is based on one month LIBOR and a credit spread index. Maturity is subject to annual renewal by Nordstrom fsb and us. The principal balances can change subject to agreement and other approvals required by the governing transaction documents. On June 30, 2004, we mutually agreed with Nordstrom fsb to increase the face value of the 2004 Notes by $50,000 to $250,000. The 2004 Notes are accounted for as available-for-sale securities under Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities."


Note 5 - Debt

The agreement for our 6.7% medium-term notes contains restrictive covenants, which include maintaining a ratio of Earnings to Fixed Charges of at least
1.25 to 1.00. We are in full compliance with these restrictive covenants at October 30, 2004.

During the third quarter of 2004, we retired $500 of our 6.7% medium-term notes for a total cash payment of $519. During the first quarter of 2004, we retired $973 of our 6.7% medium-term notes for a total cash payment of $1,033.

In May 2004, we renewed our variable funding note backed by Nordstrom private label trade receivables and lowered the capacity by $50,000 to $150,000. This note is renewed annually and interest is paid based on the actual cost of commercial paper plus specified fees. We also pay a commitment fee for the note based on the amount of the facility. We did not make any borrowings under this note during the year to date period ended October 30, 2004.


Note 6 - Supplementary Cash Flow Information

As described above in Note 4, we exchanged the 2004 Notes that represent undivided interests in a pool of VISA credit card receivables for notes receivable from affiliates. The 2004 Notes have a combined face amount of $250,000 and were priced at par.

Initial expenses of $2,206 related to the securitization of private label receivables were capitalized in November 2001 and are amortized using the straight-line method over the 60-month life of the trust agreement. Amortized costs are reimbursed by Nordstrom, Inc. monthly. Year to date amortization was $331 and $345 in 2004 and 2003, respectively.








                                   7 of 10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

We earn service charge income on customer accounts receivable, which we purchase from an affiliate that is also a wholly-owned subsidiary of our parent, Nordstrom, Inc. Service charge income decreased for the quarter and year to date periods ended October 30, 2004 compared to the same periods in 2003, primarily due to a decrease in the average customer accounts receivable balances. Customer accounts receivable have declined approximately 3% over the past year for the quarter and year to date periods ended October 30, 2004 due to lower volume and accelerated customer repayments.

Other fees and charges consist primarily of late fees. Late fee income was $1.5 million and $1.8 million for the third quarter of 2004 and 2003, respectively. For the year to date periods in 2004 and 2003, late fee income was $4.8 million and $5.6 million, respectively.

Interest income increased for the quarter and year to date periods ended October 30, 2004 compared to the same periods in 2003, primarily due to an increase in interest income earned on the investment in master trust certificates ("2004 Notes"). The interest rate on the 2004 Notes is higher than the rate on the receivables due from Nordstrom fsb, which we exchanged for the 2004 Notes. The increase in interest income related to the 2004 Notes was partially offset by a decrease in intercompany interest income. The decrease in intercompany interest income is due to the lower average outstanding note receivable balance from Nordstrom fsb during 2004 compared to the prior year.

Servicing and marketing fees paid to Nordstrom fsb decreased for the quarter and year to date periods ended October 30, 2004 compared to the same periods in 2003, primarily due to a restructure of the marketing fees. The decrease is also due to a decline in the outstanding balances of the private label card portfolio.


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


Date:   December 3, 2004
--------------------------










































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