Form 10-K
period 2005-01-29
NORDSTROM CREDIT INC
filed 2005-05-16
CIK 757439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                         to

Commission file number 0-12994

Nordstrom Credit, Inc.

(Exact name of Registrant as specified in its charter)

Colorado	91-1181301
(State or other jurisdiction of	(IRS employer
incorporation or organization)	Identification No.)

13531 East Caley Avenue, Centennial, Colorado	80111
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: 303-397-4700

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.50 par value

(Title of each class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑

     On April 29, 2005 we had 10,000 shares of common stock ($0.50 par value) outstanding; all such shares are owned by our parent, Nordstrom, Inc.

     The Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and are therefore filing this Form with the reduced disclosure format.

1 of 28

2 of 28

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

The class of securities registered is our common stock, $0.50 par value per share. There are 100,000 shares of authorized common stock, of which 10,000 shares were issued and outstanding as of April 29, 2005. Our issued and outstanding common stock is owned entirely by our parent, Nordstrom, Inc. The stock has not been traded and, accordingly, no market value has been established. No dividends were paid in 2004 and 2003.

Item 6. Selected Financial Data.

Not required under reduced disclosure format.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

All dollar amounts are in millions.

On March 31, 2004, we exchanged $200 of affiliate receivables from Nordstrom fsb, (the “Bank”) for an investment in master trust certificates (“2004 Notes”) issued by a trust (the “Trust”) that owns Nordstrom fsb co-branded VISA credit card receivables. The 2004 Notes were purchased by us at par for a face amount of $200. On June 30 and December 31, 2004, we increased the face value of the 2004 Notes by $50 and $25, respectively, to $275.

Total revenue decreased $3.9 in 2004 compared to 2003 primarily due to a decrease in finance charge income. We earn finance charge income on retail charge card receivables, which we purchase from an affiliate that is also a wholly-owned subsidiary of our parent, Nordstrom, Inc. Finance charge income decreased $3.0 to $94.8 in 2004, as compared to 2003, primarily due to a decrease in the average

3 of 28

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

outstanding retail charge card receivable balance. Average outstanding retail charge card receivables have declined approximately 3% to $587.6 over the past year because charge card volume has declined and card holders are repaying their outstanding balances more quickly. Total revenue also decreased due to a decrease in other fees and charges. Other fees and charges consist primarily of late fees. Late fee income was $6.5 and $7.4 for 2004 and 2003, respectively.

Total expenses decreased $0.8 primarily due to a decrease in service and marketing fees, partially offset by an increase in interest expense. Servicing and marketing fees paid to the Bank for servicing our receivables decreased $0.2 in 2004 as compared to 2003, due to a decline in the outstanding balances of our retail charge card portfolio. Marketing fees also declined $1.9 to $1.2 in 2004 as promotion costs associated with opening new retail charge card accounts declined. Interest expense has increased $1.4 in 2004 as compared to 2003 primarily due to an increase of $65.7 to $135.7 in average short term debt outstanding payable to our parent, Nordstrom, Inc. The increase in total assets due to our investment in master trust certificates requires us to make additional borrowings to fund those assets.

Interest income increased $3.7 to $5.6 in 2004 compared to 2003 primarily due to an increase in interest income earned on the 2004 Notes. The current year interest rate on the 2004 Notes is higher than the prior year rate on the notes receivables due from the Bank, which we exchanged for the 2004 Notes. Also, the interest earning receivable balance is higher in the current year than in the prior year. The increase of $4.5 in interest income related to the 2004 Notes was partially offset by a decrease of $0.8 in affiliate interest income. The decrease in affiliate interest income is due to the lower average outstanding note receivable balance from the Bank during 2004 compared to the prior year.

Net earnings increased $0.4 in 2004 to $45.9 primarily due to an increase in interest income and a decrease in servicing and marketing fees. This was offset by a decrease in finance charge income, a decrease in other fees and charges and an increase in interest expense.

Certain other information required under this item is included in Notes 1, 2 and 6 to the Consolidated Financial Statements on pages 16, 17 and 19 of this report, which is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk from changes in interest rates. In seeking to minimize risk, we manage exposure through our regular operating and financing activities. We do not use financial instruments for trading or other speculative purposes and are not a party to any leveraged financial instruments.

We manage interest rate exposure through our mix of fixed and variable rate borrowings which finance retail charge card receivables. Short-term borrowings generally bear interest at variable rates but, because they have maturities of three months or less, we believe that the risk of material loss is low.

4 of 28

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (Cont.)

The table below presents principal amounts and related weighted average interest rates by year of maturity. All items described in the table are non-trading and are stated in U.S. dollars.

			Total at	Fair value
			January 29,	January 29,
Dollars in thousands	2005	2006	2005	2005
Interest Rate Risk
Assets
Retail charge card receivables	$579,167		$579,167	$579,167
Variable interest rate*	19.2%		19.2%

Note receivable from
Nordstrom fsb	$35,335		$35,335	$35,335
Year end interest rate	2.6%		2.6%

Liabilities
Note payable to
Nordstrom, Inc.	$171,800		$171,800	$171,800
Year end Interest rate	2.6%		2.6%

Long-term debt	$96,027	$300,000	$396,027	$402,630
Fixed average interest rate	6.7%	4.8%	5.3%

* This is our weighted average interest rate on customer accounts receivable, which is a combination of fixed rates and floating rates based on prime. The actual effective interest rate is lower due to accounts which are paid off within 30 days and defaults.

Item 8. Financial Statements and Supplementary Data.

(a) Financial Statements and Supplementary Data

The consolidated financial statements and notes to the consolidated financial statements listed in the Index to Consolidated Financial Statements and Schedule on page 10 of this report are incorporated herein by reference.

The ratio of earnings available for fixed charges to fixed charges is 4.08, 4.26, and 4.17 for 2004, 2003, and 2002.

(b) Other Financial Statements and Schedule

The schedule required under Regulation S-X is filed pursuant to Item 15 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

As of the end of the period covered by this Annual Report on Form 10-K, we performed an evaluation under the supervision and with the participation of management, including our President and Vice President and Treasurer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our President and our Vice President and Treasurer concluded that, as of the end of the period covered by this Annual Report on

5 of 28

Item 9A. Controls and Procedures (Cont.)

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

In coming to the conclusion that our disclosure controls and procedures were effective as of January 29, 2005, our management considered, among other things, the control deficiencies related to the cash flow statement classification of notes receivable from affiliates, which resulted in a restatement of our accompanying consolidated financial statements, as disclosed in Note 14 to the consolidated financial statements for the year ended January 29, 2005. After reviewing and analyzing the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 99, “Materiality”, and Accounting Principles Board Opinion No. 20, “Accounting Changes” and taking into consideration that the restatement adjustment did not impact our total revenue, net earnings, total cash flows or shareholders’ equity for any prior period, our management concluded that our disclosure controls and procedures were effective. Following our identification of these control deficiencies, we have corrected our process for preparing our statements of cash flows by performing a more thorough review of the classifications of our cash flows to comply with SFAS No. 95 “Statement of Cash Flows” and SFAS No. 102 “Statement of Cash Flows – Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale – An Amendment of FASB Statement No. 95.” In addition, we will continue to monitor GAAP developments and changes in our business to reduce the risk of classification errors in our statements of cash flows.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Not required under reduced disclosure format.

Item 11. Executive Compensation.

Not required under reduced disclosure format.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Not required under reduced disclosure format.

Item 13. Certain Relationships and Related Transactions.

Not required under reduced disclosure format.

Item 14. Principal Accountant Fees and Services.

We paid the following fees to our independent registered public accounting firm Deloitte & Touche LLP (“Deloitte”) for 2004 and 2003:

Fiscal Year	2004	2003

Audit Fees	$36,500	$37,400
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

	$36,500	$37,400

6 of 28

Item 14. Principal Accountant Fees and Services (Cont.)

Audit fees primarily included services for i) auditing our financial statements and ii) reviewing our interim financial information and the respective Forms 10-K and 10-Q.

Consistent with Securities and Exchange Commission (the “SEC”) policies regarding auditor independence, the services performed by Deloitte in 2004 were pre-approved on April 1, 2003 in accordance with the pre-approval policy and procedures adopted by Nordstrom, Inc’s Audit Committee (the “Audit Committee”). This policy is regularly reviewed and updated. It describes the permitted audit, audit-related, tax, and other services that Deloitte may perform. Normally, pre-approval is provided at regularly scheduled Audit Committee meetings.

However, the authority to grant specific pre-approval between meetings, as necessary, has been assigned to the Chair of the Audit Committee. The Chair must update the Audit Committee at the next regularly scheduled meeting of any services that he pre-approved between meetings.

In addition, although not required by SEC rules, the Audit Committee requests a range of fees associated with each proposed service. Providing a range of fees for a service incorporates appropriate oversight and control of the Deloitte relationship, while permitting us to receive immediate assistance from Deloitte when time is of the essence.

The Audit Committee also reviews, at each of its regularly scheduled meetings:

•	a listing of approved services since its last review;

•	a report summarizing the year-to-date services provided by the independent auditor, including fees paid for those services; and

•	a projection for the current fiscal year of estimated fees.

In addition, the policy prohibits us from engaging the independent registered public accountants for services billed on a contingent fee basis and from hiring for financial accounting and management positions current or former employees of Deloitte who have not satisfied the statutory cooling-off period.

7 of 28

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)1. Financial Statements

The following consolidated financial statements of the Company and the Report of Independent Registered Public Accounting Firm are incorporated by reference in Part II, Item 8:

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Earnings
Consolidated Balance Sheets
Consolidated Statements of Shareholder’s Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(a)2. Financial Statement Schedules

The financial statement schedule listed in the Index to Consolidated Financial Statements and Schedule on page 10 of this report is incorporated herein by reference.

(a)3. Exhibits are incorporated herein by reference or are filed with this report as set forth in the Index to Exhibits on pages 25 through 28 hereof.

8 of 28

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORDSTROM CREDIT, INC.
(Registrant)

Date: May 16, 2005	/s/	Michael G. Koppel

Michael G. Koppel
Vice President and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/	Kevin T. Knight	/s/	Blake W. Nordstrom

	Kevin T. Knight		Blake W. Nordstrom
	Director and President		Director and Chairman of the Board
(Principal Executive Officer)

/s/	Michael G. Koppel	/s/	Marc A. Anacker

	Michael G. Koppel		Marc A. Anacker
	Vice President and Treasurer		Director, Vice President and
	(Principal Accounting and		Assistant Treasurer
Financial Officer)

/s/	David L. Mackie	/s/	Mindy Harris

	David L. Mackie		Mindy Harris
	Secretary		Vice President and
Assistant Secretary

Date: May 16, 2005

9 of 28

Nordstrom Credit, Inc. and Subsidiary
Index To Consolidated Financial Statements and Schedule

Page
Number
Report of Independent Registered Public Accounting Firm	11

Consolidated Statements of Earnings	12

Consolidated Balance Sheets	13

Consolidated Statements of Shareholder’s Equity	14

Consolidated Statements of Cash Flows	15

Notes to Consolidated Financial Statements	16

Additional financial information required to be furnished —

Financial Statement Schedule:

Schedule II — Valuation and Qualifying Accounts	24

All other schedules have been omitted because they are inapplicable, not required or the information is included elsewhere in the consolidated financial statements or notes thereto.

10 of 28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Nordstrom Credit, Inc.
Centennial, Colorado

We have audited the accompanying consolidated balance sheets of Nordstrom Credit, Inc. and subsidiary (the “Company”) as of January 29, 2005 and January 31, 2004, and the related consolidated statements of earnings, shareholder’s equity, and cash flows for each of the three years in the period ended January 29, 2005. Our audits also included the financial statement schedule listed in the accompanying Index to Consolidated Financial Statements and Schedule at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Nordstrom Credit, Inc. and subsidiary as of January 29, 2005 and January 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended January 29, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 14, the accompanying consolidated statements of cash flows for the years ended January 31, 2004 and 2003 have been restated.

/s/ Deloitte & Touche LLP
Seattle, Washington
May 13, 2005

11 of 28

Nordstrom Credit, Inc. and Subsidiary

Consolidated Statements of Earnings
(Dollars in thousands)

Fiscal Year	2004	2003	2002
Revenue:
Finance charge income	$94,806	$97,840	$101,331
Other fees and charges	7,713	8,589	10,985

Total revenue	102,519	106,429	112,316

Expenses:
Interest expense	(23,456)	(22,022)	(23,786)
Servicing and marketing fees paid to Nordstrom fsb	(12,403)	(14,523)	(14,684)
Selling, general and administrative	(1,085)	(1,187)	(1,335)

Total expenses	(36,944)	(37,732)	(39,805)

Interest income	5,649	1,909	1,095

Operating income	71,224	70,606	73,606
Other income	1,129	1,132	1,700

Earnings before income taxes	72,353	71,738	75,306
Income taxes	(26,409)	(26,184)	(27,487)

Net earnings	$45,944	$45,554	$47,819

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

12 of 28

Nordstrom Credit, Inc. and Subsidiary

Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	January 29,	January 31,
	2005	2004
ASSETS
Cash and cash equivalents	$363	$338
Retail charge card receivables, net	560,102	575,792
Investment in master trust certificates	275,000	—
Receivable from parent and affiliates and other receivables, net	30,086	20,558
Notes receivable from affiliates	35,335	205,435
Land, leasehold improvements and equipment, net	441	279
Deferred taxes and other assets	6,687	7,554

	$908,014	$809,956

LIABILITIES AND SHAREHOLDER’S EQUITY
Payable to affiliates, net	$3,695	$2,427
Note payable to Nordstrom, Inc.	171,800	118,850
Accrued interest, taxes and other	6,455	6,017
Long-term debt, net	396,027	397,500
Other liabilities	13,836	14,905

Total liabilities	591,813	539,699

Common stock, $0.50 par value 100,000 shares authorized; 10,000 shares issued and outstanding	5	5
Additional paid in capital	55,054	55,054
Retained earnings	261,142	215,198

Total shareholder’s equity	316,201	270,257

	$908,014	$809,956

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

13 of 28

Nordstrom Credit, Inc. and Subsidiary

Consolidated Statements of Shareholder’s Equity
(Dollars in thousands except per share amounts)

	Common Stock, $0.50 par value,
	100,000 shares authorized		Additional
			Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance at January 31, 2002	10,000	$5	$55,054	$121,825	$176,884
Net earnings	—	—	—	47,819	47,819

Balance at January 31, 2003	10,000	5	55,054	169,644	224,703
Net earnings	—	—	—	45,554	45,554

Balance at January 31, 2004	10,000	5	55,054	215,198	270,257
Net earnings	—	—	—	45,944	45,944

Balance at January 29, 2005	10,000	$5	$55,054	$261,142	$316,201

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

14 of 28

Nordstrom Credit, Inc. and Subsidiary

Consolidated Statements of Cash Flows
(Dollars in thousands)

Fiscal Year	2004	2003	2002
		AS RESTATED, SEE NOTE 14
Operating Activities:
Net earnings	$45,944	$45,554	$47,819
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	140	116	425
Deferred income taxes	408	731	(6,189)
Change in operating assets and liabilities:
Receivable from parent and affiliates and other receivables, net	(14,986)	15,567	(16,036)
Other assets	(82)	315	(328)
Payable to parent and affiliates, net	7,167	(5,892)	(18,663)
Accrued interest, taxes and other	438	5,064	(6,085)
Other liabilities	(1,069)	(965)	(49)

Net cash from operating activities	37,960	60,490	894

Investing Activities:
Decrease in retail charge card receivables, net	15,690	18,658	23,645
Increase in notes receivable from affiliates	(104,900)	(121,040)	(46,300)
(Additions) retirements to property and equipment	(202)	(30)	1,053
Proceeds from sale of assets	—	—	20,000

Net cash used in investing activities	(89,412)	(102,412)	(1,602)

Financing Activities:
Borrowings under note payable to Nordstrom, Inc.	52,950	44,390	74,460
Principal payments on long-term debt	(1,473)	(2,500)	(76,750)

Net cash from (used in) financing activities	51,477	41,890	(2,290)

Net increase (decrease) in cash and cash equivalents	25	(32)	(2,998)
Cash and cash equivalents at beginning of year	338	370	3,368

Cash and cash equivalents at end of year	$363	$338	$370

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

15 of 28

Nordstrom Credit, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Dollars in thousands)

Note 1 – Description of Business

Nordstrom Credit, Inc. (the “Company”) is a wholly-owned subsidiary of Nordstrom, Inc. The Company was incorporated in the state of Washington in 1982 and reincorporated in the state of Colorado in 1990. Our primary business is to finance retail charge card receivables generated under revolving charge accounts through sales of merchandise in Nordstrom, Inc. stores (the “Receivables”). The Receivables originate through the use of Nordstrom, Inc. retail charge cards issued by Nordstrom fsb (the “Bank”), a federal savings association organized as a wholly-owned subsidiary of Nordstrom, Inc. The Bank was formerly known as Nordstrom National Credit Bank, a national banking association organized on August 30, 1991. The credit segment disclosed in the Nordstrom, Inc. financial statements includes our financial information as well as the Bank’s financial information.

Under an operating agreement dated August 30, 1991, as amended on March 1, 2000 and October 1, 2001, we purchase the Receivables from the Bank for a price equal to the amount of the Receivables originated. The Bank performs the servicing functions for the Receivables. We pay an annual servicing fee of 2% to the Bank based on the average balance of the Receivables. We also pay a monthly marketing fee to the Bank for its marketing efforts to increase retail charge card receivable balances upon which we earn finance charge income.

On October 1, 2001, we established a wholly-owned subsidiary, Nordstrom Private Label Receivables LLC (“NPLR”) in connection with the issuance of the $300 million receivable-backed securities supported by the Receivables. We sell substantially all of the Receivables to NPLR. The receivables sold to NPLR are then pledged to Wilmington Trust, the Owner Trustee, who issues certificates that are backed by the receivables.

We have an investment agreement with Nordstrom, Inc. (the “Investment Agreement”) dated October 8, 1984, which, among other things, governs ownership of our stock and the financial relationships between us. The Investment Agreement requires that Nordstrom, Inc. maintain our ratio of earnings available for fixed charges to fixed charges at not less than 1.25:1 and further requires that Nordstrom, Inc. retain ownership of all of our outstanding shares of stock. This agreement does not, however, represent a guarantee by Nordstrom, Inc. of payment for any of our obligations.

In 2004, we exchanged affiliate receivables from the Bank for an investment in master trust certificates (“2004 Notes”) issued by a trust (the “Trust”) that owns Nordstrom fsb co-branded VISA credit card receivables. The 2004 Notes were purchased by us at par (see Note 7).

Note 2 – Summary of Significant Accounting Policies

Change in Fiscal Year: On February 1, 2004, our fiscal year-end changed from January 31 to the Saturday closest to January 31. Our new fiscal year consists of four, 13 week quarters, with an extra week added onto the fourth quarter every five to six years. All references to 2004 relate to the fifty-two weeks ended January 29, 2005. References to 2003 and 2002 relate to the years ending January 31, 2004 and 2003.

Principles of Consolidation: The consolidated financial statements include the balances of Nordstrom Credit, Inc. and Nordstrom Private Label Receivables LLC. We eliminate all intercompany transactions and balances in consolidation.

16 of 28

Note 2 – Summary of Significant Accounting Policies (Cont.)

Use of Estimates: We make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Restatement: The consolidated statements of cash flows for the years ended January 31, 2004 and 2003 have been restated. See Note 14 for a reconciliation of the amounts previously reported.

Reclassifications: Certain reclassifications of prior year balances have been made for consistent presentation with the current year.

Cash Equivalents: Cash equivalents represent short-term investments with a maturity of three months or less from the time of purchase.

Other Fees and Charges: Other fees and charges consist primarily of income from late fees generated by the Receivables.

Asset Impairment: We review our long-lived assets annually for impairment or when events or changes in circumstances indicate the carrying value of these assets may not be recoverable.

Fair Value of Financial Instruments: The carrying amount of cash equivalents, retail charge card receivables, notes receivable and notes payable approximate fair value because of the short maturity of these instruments. The fair value of long-term debt (including current maturities), using quoted markets prices of the same or similar issues with the same remaining term to maturity, is approximately $402,600 and $419,200 at the end of 2004 and 2003.

Segment: Nordstrom Credit, Inc. operates in one reporting segment.

Revenue Recognition Policy: We recognize finance charges, late fees, or cash advance fees when earned and accrue for any earned but not yet billed charges and fees. We recognize finance charges on delinquent accounts until the account is written off or when an account is placed into a debt management program. Payments received for these accounts are recorded in the same manner as other accounts. Our approach for resuming accrual of interest on these accounts is made on an account by account basis.

Note 3 – Related Party Transactions

In January 2003, we sold our building in Centennial, Colorado and Nordstrom, Inc. subsequently leased it back from a third party. The gain of $16,022 was deferred and recognized as other liabilities and is being amortized evenly over the 15 year life of the lease in other income. We pay rent monthly to Nordstrom, Inc. under a renewable three-year sublease agreement expiring in 2005. Rent paid to Nordstrom, Inc. was $1,612, $1,596 and $73 in 2004, 2003 and 2002. The future minimum lease payment for fiscal year 2005 is $1,554. We sublease space in the building to the Bank under a renewable three-year term expiring in 2005, paid on a month-to-month basis. Rent received from the Bank was $1,612, $1,596 and $1,664 in 2004, 2003 and 2002. The future minimum sublease income for fiscal year 2005 is $1,554.

We also own property adjacent to the office building on which Nordstrom, Inc. locates its data center. Rent received from Nordstrom, Inc. for the data center, under a month-to-month agreement, was $60, $60 and $61 in 2004, 2003 and 2002.

We pay a monthly marketing fee to the Bank for its marketing efforts to increase customer accounts receivable balances upon which we earn finance charge income. The fee is based on the amount of revenue generated by our retail charge card receivables. Fees paid to the Bank were $1,177, $3,032 and $4,353 in 2004, 2003 and 2002.

Receivables From Parent and Affiliates

	January 29,	January 31,
	2005	2004
Due from Nordstrom, Inc., net	$12,767	$1,672
Due from Nordstrom fsb	14,351	16,115
Due from other affiliates	—	27

	$27,118	$17,814

17 of 28

Note 3 – Related Party Transactions (Cont.)

Payables to Affiliates

	January 29,	January 31,
	2005	2004
Due to Nordstrom Credit Card Receivables LLC	$3,695	$2,427

The receivables from and payables due to the Parent and affiliates are the result of related party financing activities.

Note 4 – Interest Expense and Interest Income

The components of interest expense and interest income are as follows:

Fiscal Year	2004	2003	2002
Note payable to Nordstrom, Inc.	$(2,543)	$(855)	$(785)
Short-term debt	—	—	(331)
Long-term debt	(20,913)	(21,167)	(22,670)

Total interest expense	$(23,456)	$(22,022)	$(23,786)

Interest income from master trust certificates and other	4,582	33	56
Interest income from affiliates	1,067	1,876	1,039

Total interest income	$5,649	$1,909	$1,095

18 of 28

Note 5 – Income Taxes

We file consolidated income tax returns with Nordstrom, Inc. Income taxes have been provided on a separate return basis, and the difference between the effective tax rate and the statutory Federal income tax rate is due to the provision for state and local income taxes. At the end of 2004, amounts due to Nordstrom, Inc. for income taxes totaled $2,413 and are included in Receivable from affiliates and other receivables, net. At the end of 2003, amounts due to Nordstrom, Inc. for income taxes totaled $2,240, and are included in Payable to affiliates, net. The components of income taxes are as follows:

Fiscal Year	2004	2003	2002
Current income taxes:
Federal	$24,707	$24,328	$32,361
State and local	1,294	1,125	1,315

Total current income taxes	26,001	25,453	33,676
Deferred income taxes	408	731	(6,189)

Total income taxes	$26,409	$26,184	$27,487

Deferred income tax assets and liabilities result from temporary differences in the timing of recognition of revenue and expenses for tax and financial reporting purposes. The deferred tax assets are related to the sale of our building in Centennial, Colorado and the subsequent amortization of the deferred gain (see Note 3).

Note 6 – Retail Charge Card Receivables

Retail charge card receivables, net, consists of the following:

	January 29,	January 31,
	2005	2004
Retail charge card receivables:
Unrestricted receivables	$11,105	$6,120
Restricted receivables	568,062	589,992
Allowance for doubtful accounts	(19,065)	(20,320)

Retail charge card receivables, net	$560,102	$575,792

Nordstrom, Inc. bears the bad debt expense charged to the allowance for doubtful accounts.

Our restricted trade receivables relate to the Nordstrom, Inc. retail charge card and support the $300,000 receivable-backed securities and the $50,000 variable funding note renewed in May 2004 and amended in December 2004 (see Note 11). The unrestricted trade receivables consist primarily of certain Receivables that are not eligible to support the $300,000 receivable-backed securities, such as foreign and employee receivables exceeding a contractual threshold.

Total principal receivables of the securitized portfolio at the end of 2004 and 2003 were approximately $566,967 and $584,828, and receivables more than 30 days past due were approximately $13,099 and $14,910. Net charged off receivables for 2004, 2003 and 2002 were $25,370, $28,703 and $29,555.

19 of 28

Note 7 – Investment in Master Trust Certificates

On March 31, 2004, we exchanged $200,000 of affiliate receivables from the Bank for the 2004 Notes issued by the Trust that owns Nordstrom fsb co-branded VISA credit card receivables. The 2004 Notes were purchased by us at par for a face amount of $200,000. Interest earned is based on one month LIBOR and a credit spread index (2.8% at January 29, 2005). Maturity is subject to annual renewal by the Bank and us. The principal balances can change subject to agreement and other approvals required by the governing transaction documents. Under these terms, we increased the face value of the 2004 Notes on June 30 and December 31, 2004 by $50,000 and $25,000, respectively, to $275,000 by exchanging additional affiliate receivables. The 2004 Notes are accounted for as available-for-sale securities under Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” The coupon is structured to equal the yield on the valuation date. Consequently, fair value always equals par value on the balance sheet date.

Note 8 – Notes Receivable from Affiliates

Notes receivable from affiliates consists of amounts due from the Bank for borrowings under an agreement dated March 1, 2004. Borrowings under the agreement with the Bank are due upon prior written notice of no less than one year and one day. The agreement bears interest at rates based on the A1/P1 Commercial Paper rate (2.6% at January 29, 2005). At the end of 2004 and 2003, $35,335 and $205,435 was outstanding on the note receivable from the Bank.

Note 9 – Land, Leasehold Improvements and Equipment

Land, leasehold improvements and equipment consist of the following:

	January 29,	January 31,
	2005	2004
Land and land improvements	$158	$158
Leasehold improvements	42	17
Fixtures and equipment	371	181
Construction in progress	—	13

	571	369
Less accumulated depreciation	(130)	(90)

Land, leasehold improvements and equipment, net	$441	$279

20 of 28

Note 9 – Land, Leasehold Improvements and Equipment (Cont.)

We compute depreciation using a combination of accelerated and straight-line methods. Estimated useful lives by major asset category are as follows:

Asset	Life (in years)
Leasehold improvements	Shorter of life of lease or asset life
Fixtures and equipment	3-15

Note 10 – Note Payable to Nordstrom, Inc.

The note payable to Nordstrom, Inc. represents amounts borrowed under an agreement dated February 1, 2002. Borrowings under the agreement are due upon demand and bear interest at rates based on the A1/P1 Commercial Paper rate (2.6% at January 29, 2005). At the end of 2004 and 2003, there was $171,800 and $118,850 outstanding on the note payable.

A summary of notes payable is as follows:

	January 29 2005	January 31 2004	January 31, 2003
Average daily borrowings outstanding:
Nordstrom, Inc.	$135,681	$69,932	$49,293
Other	—	—	370
Maximum amount outstanding:
Nordstrom, Inc.	285,925	232,575	166,285
Other	—	—	15,000
Weighted average interest rate:
During the year:
Nordstrom, Inc.	1.8%	1.2%	1.6%
Other	—	—	2.0%
At year-end:
Nordstrom, Inc.	2.6%	1.2%	1.3%

The other activity is related to short-term borrowings drawn on our variable funding note (see Note 6). Nothing was outstanding on this note at the end of 2004 and 2003.

Note 11 – Long-Term Debt

Long-term debt consists of the following:

	January 29,	January 31,
	2005	2004
Notes payable, 6.7%, due 2005	$96,027	$97,500
Receivable-backed retail charge card term note, 4.82%, due 2006	300,000	300,000

Total long-term debt	$396,027	$397,500

Our principal payments on debt will be $96,027 in 2005 and $300,000 in 2006.

21 of 28

Note 11 – Long-Term Debt (Cont.)

The agreement for our 6.7% medium-term notes contains restrictive covenants, which include maintaining a ratio of Earnings to Fixed Charges, as deemed by the agreement, of at least 1.25 to 1.00. We are in full compliance with these restrictive covenants at January 29, 2005.

In 2004, we retired $1,473 of our 6.7% medium-term notes for a total cash payment of $1,552.

In May 2004, we renewed our variable funding note backed by restricted retail charge card receivables and lowered the capacity by $50,000 to $150,000. This note is renewed annually and interest is paid based on the actual cost of commercial paper plus specified fees. We also pay a commitment fee for the note based on the amount of the facility. Nothing was outstanding on this note at the end of 2004 and 2003. In December 2004, we amended the variable funding note to lower our capacity by $100,000 to $50,000, and allow the Bank access to the remaining $100,000.

Note 12 – Supplementary Cash Flow Information

Supplementary cash flow information is as follows:

Fiscal year	2004	2003	2002
Cash paid during the year for:
Interest	$21,944	$22,032	$25,263
Income taxes paid to Nordstrom, Inc.	26,236	26,985	30,736

As described above in Note 7, we exchanged notes receivable from affiliates for the 2004 Notes that represent undivided interests in a pool of VISA credit card receivables. The 2004 Notes have a face amount of $275,000 and were priced at par.

Initial expenses of $2,206 related to the securitization of retail charge card receivables were capitalized in other assets in November 2001. On a monthly basis, the amortized costs are recorded by Nordstrom, Inc. using the straight-line method over the 60-month life of the trust agreement. Year to date amortization of $441 and $455 in 2004 and 2003 was offset in receivable from and payable to parent and affiliates, net.

Note 13 – Selected Quarterly Data (Unaudited)

Year ended January 29, 2005	1st quarter	2nd quarter	3rd quarter	4th quarter	Total
Revenue	$25,390	$25,534	$25,382	$26,213	$102,519
Earnings before income taxes	17,207	18,329	18,111	18,706	72,353
Net earnings	10,926	11,639	11,501	11,878	45,944

Year ended January 31, 2004	1st quarter	2nd quarter	3rd quarter	4th quarter	Total
Revenue	$26,860	$26,289	$26,337	$26,943	$106,429
Earnings before income taxes	17,679	17,799	18,039	18,221	71,738
Net earnings	11,209	11,320	11,454	11,571	45,554

22 of 28

Note 14 – Restatement

Subsequent to issuance of our 2003 financial statements, we have corrected an error in our consolidated statements of cash flows for the years ended January 31, 2004 and 2003. We historically recognized the increase in notes receivable from affiliates in our consolidated statements of cash flows as a separate line item in operating activities. However, we determined that the increase in notes receivable from affiliates should be classified in investing activities and, accordingly, have restated the accompanying consolidated statements of cash flows for the years ended January 31, 2004 and 2003.

The following table summarizes the impact of the restatement:

	AS ORIGINALLY	RESTATEMENT
FISCAL YEAR 2003	REPORTED	ADJUSTMENT	AS RESTATED
CONSOLIDATED STATEMENT OF CASH FLOWS:
Net cash (used in) from operating activities	$(60,550)	$121,040	$60,490
Net cash from (used in) investing activities	18,628	(121,040)	(102,412)

	AS ORIGINALLY	RESTATEMENT
FISCAL YEAR 2002	REPORTED	ADJUSTMENT	AS RESTATED
CONSOLIDATED STATEMENT OF CASH FLOWS:
Net cash (used in) from operating activities	$(45,406)	$46,300	$894
Net cash from (used in) investing activities	44,698	(46,300)	(1,602)

23 of 28

Nordstrom Credit, Inc. and Subsidiary

Schedule II — Valuation and
Qualifying Accounts

(Dollars in thousands)

		Column C			Column D
Column A	Column B	Additions			Deductions	Column E
					Account
	Balance	Charged to	Charged		write-offs	Balance
	beginning	costs and	to other		net of	end of
Description	of period	expenses	accounts		recoveries	period
Allowance for doubtful accounts – Retail charge card receivables

Year ended:
January 29, 2005	$20,320	—	$24,115	*	$25,370	$19,065
January 31, 2004	$22,385	—	$26,638	*	$28,703	$20,320
January 31, 2003	$23,022	—	$28,918	*	$29,555	$22,385

*	Bad debt expenses are reimbursed by Nordstrom, Inc. for Receivables generated through sales at Nordstrom, Inc. stores.

24 of 28

EXHIBIT INDEX

Exhibit		Method of Filing
3.1	Articles of Incorporation	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 1991, Exhibit 3.1

3.2	By-laws, as amended and restated on May 19, 1998	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2003, Exhibit 3.2

10.1	Investment Agreement dated October 8, 1984 between Registrant and Nordstrom, Inc.	Incorporated by reference from the Registrant’s Form 10, Exhibit 10.1

10.2	Operating Agreement dated August 30, 1991 between Registrant and Nordstrom National Credit Bank	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended July 31, 1991, Exhibit 10.1, as amended

10.3	First Amendment to the Operating Agreement dated August 30, 1991 between Registrant and Nordstrom National Credit Bank, dated March 1, 2000	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2001, Exhibit 10.3

10.4	Second Amendment to the Operating Agreement dated August 30, 1991 between Registrant and Nordstrom National Credit Bank, dated October 1, 2001	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2002, Exhibit 10.4

10.5	Corporate Services Agreement dated February 1, 2001 between Registrant and Nordstrom federal savings bank (fsb)	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2001, Exhibit 10.4

10.6	First Amendment to the Corporate Services Agreement dated February 1, 2001 between Registrant and Nordstrom fsb, dated February 1, 2001	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2003, Exhibit 10.6

10.7	Second Amendment to the Corporate Services Agreement dated February 1, 2001 between Registrant and Nordstrom fsb, dated February 1, 2002	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2003, Exhibit 10.7

10.8	Business Account Operating Agreement dated February 1, 1997 between Registrant and Nordstrom, Inc.	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2002, Exhibit 10.16

10.9	Amendment to the Business Account Operating Agreement dated February 1, 1997 between Registrant and Nordstrom, Inc., dated October 1, 2001	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2002, Exhibit 10.17

25 of 28

Exhibit		Method of Filing
10.10	Second Amendment to the Business Account Operating Agreement dated February 1, 1997 between Registrant and Nordstrom, Inc., dated November 30, 2001	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2002, Exhibit 10.18

10.11	Recourse Agreement dated March 1, 2001 between Registrant and Nordstrom, Inc.	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2002, Exhibit 10.19

10.12	Amendment to the Recourse Agreement dated March 1, 2001 between Registrant and Nordstrom, Inc., dated October 1, 2001	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2002, Exhibit 10.20

10.13	Receivables Purchase Agreement dated October 1, 2001 between Registrant and Nordstrom Private Label Receivables, LLC	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2002, Exhibit 10.21

10.14
Transfer and Servicing Agreement dated October 1, 2001 between Nordstrom Private Label Receivables, LLC, Nordstrom fsb, Wells Fargo Bank Minnesota, N.A., and Nordstrom Private Label Credit Card Master Note Trust
Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2002, Exhibit 10.22

10.15	Master Indenture dated October 1, 2001 between Nordstrom Private Label Credit Card Master Note Trust and Wells Fargo Bank Minnesota, N.A., as trustee	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2002, Exhibit 10.23

10.16	Series 2001-1 Indenture Supplement dated October 1, 2001 between Nordstrom Private Label Credit Card Master Note Trust and Wells Fargo Bank Minnesota, N.A. as trustee	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2002, Exhibit 10.24

10.17	Series 2001-2 Indenture Supplement dated December 4, 2001 between Nordstrom Private Label Credit Card Master Note Trust and Wells Fargo Bank Minnesota, N.A. as trustee	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2002, Exhibit 10.25

10.18	Amended and Restated Trust Agreement dated October 1, 2001 between Nordstrom Private Label Receivables, LLC, and Wilmington Trust Company, as trustee	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2002, Exhibit 10.26

10.19	Note Purchase Agreement dated December 4, 2001 between Nordstrom Private Label Receivables, LLC, Nordstrom fsb, Falcon Asset Securitization Corporation, and Bank One, NA, as agent	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2003, Exhibit 10.25

26 of 28

Exhibit		Method of Filing
10.20
First Amendment to the Note Purchase Agreement dated December 4, 2001 between Nordstrom Private Label Receivables, LLC, Nordstrom fsb, Falcon Asset Securitization Corporation, and Bank One, NA, as agent, dated December 2, 2002
Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2003, Exhibit 10.26

10.21
Second Amendment to the Note Purchase Agreement dated December 4, 2001 between Nordstrom Private Label Receivables, LLC, Nordstrom fsb, Falcon Asset Securitization Corporation, and Bank One, NA, as agent, dated December 2, 2003
Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2004, Exhibit 10.25

10.22
Third Amendment to the Note Purchase Agreement dated December 4, 2001 between Nordstrom Private Label Receivables, LLC, Nordstrom fsb, Falcon Asset Securitization Corporation, and Bank One, NA, as agent, dated February 29, 2004
Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended May 1, 2004, Exhibit 10.3

10.23
Fourth Amendment to the Note Purchase Agreement dated December 4, 2001 between Nordstrom Private Label Receivables, LLC, Nordstrom fsb, Falcon Asset Securitization Corporation, and Bank One, NA, as agent, dated May 28, 2004
Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended May 1, 2004, Exhibit 10.4

10.24
Fifth Amendment to the Note Purchase Agreement dated December 4, 2001 between Nordstrom Private Label Receivables, LLC, Nordstrom fsb, Falcon Asset Securitization Corporation, and Bank One, NA, as agent, dated December 16, 2004
Incorporated by reference from Nordstrom, Inc.’s Form 10-K for the year ended January 29, 2005, Exhibit 10.25.

10.25	Loan agreement dated February 1, 2002 between Nordstrom, Inc. and Registrant	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended April 30, 2002, Exhibit 10.1

10.26	Loan agreement dated February 1, 2002 between Registrant and Nordstrom, Inc.	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended April 30, 2002, Exhibit 10.2

10.27	Amended and Restated Master Note Agreement dated March 1, 2004, between Nordstrom fsb and Registrant	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended May 1, 2004, Exhibit 10.1

10.28	Purchase and Sale Agreement dated December 16, 2002 between Registrant and Nudo-Weiner Associates, LLC	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2003, Exhibit 10.30

27 of 28

Exhibit		Method of Filing
10.29	First Amendment to the Purchase and Sale Agreement dated December 16, 2002 between Registrant and Nudo-Weiner Associates, LLC, dated December 19, 2002	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2003, Exhibit 10.31

10.30	Note Purchase Agreement dated March 1, 2004, between Nordstrom Credit Card Receivables, LLC, Nordstrom fsb, and Registrant	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended May 1, 2004, Exhibit 10.2

10.31	Omnibus Amendment Agreement dated June 30, 2004, between Nordstrom Credit Card Receivables, LLC, and Registrant	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended July 31, 2004, Exhibit 10.1

10.32	Agreement Regarding the Note Purchase Agreements dated December 4, 2001 between Nordstrom Private Label Receivables, LLC and Nordstrom Credit Card Receivables LLC, dated December 16, 2004	Filed herewith electronically

12.1	Computation of Ratio of Earnings Available for Fixed Charges to Fixed Charges	Filed herewith electronically

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith electronically

31.1	Certification of President required by Section 302(a) of the Sarbanes-Oxley Act of 2002.	Filed herewith electronically

31.2	Certification of Vice President and Treasurer required by Section 302(a) of the Sarbanes-Oxley Act of 2002.	Filed herewith electronically

32.1	Certification of President and Vice President and Treasurer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith electronically

28 of 28