Form 10-Q
period 2005-04-30
NORDSTROM CREDIT INC
filed 2005-06-14
CIK 757439

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the quarterly period ended April 30, 2005


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from------- to ---------
                        Commission File Number 0-12994

                           Nordstrom Credit, Inc.
------------------------------------------------------
(Exact name of Registrant as specified in its charter)

                   Colorado                       91-1181301
       -------------------------------        ------------------
       (State or other jurisdiction of         (IRS Employer
        incorporation or organization         Identification No.)

           13531 East Caley Avenue, Centennial, Colorado  80111
           ----------------------------------------------------
           (Address of principal executive offices)  (Zip code)

Registrant's telephone number, including area code:  303-397-4700


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


On May 27, 2005 Registrant had 10,000 shares of common stock
($0.50 par value) outstanding; all such shares are owned by Registrant's parent, Nordstrom, Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL
INSTRUCTION H(1)(A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING
THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.



                                   1 of 12

                    NORDSTROM CREDIT, INC. AND SUBSIDIARY
                    -------------------------------------
                                    INDEX
                                    -----

                                                                      Page
                                                                     Number
                                                                     ------

PART I.   FINANCIAL INFORMATION
  Item 1.  Financial Statements (unaudited)

           Condensed Consolidated Statements of Earnings
             Quarter ended April 30, 2005 and May 1, 2004               3

           Condensed Consolidated Balance Sheets
             April 30, 2005, January 29, 2005 and May 1, 2004           4

           Condensed Consolidated Statements of Cash Flows
             Quarter ended April 30, 2005 and May 1, 2004 (Restated)    5

           Notes to Condensed Consolidated Financial Statements         6

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          9

  Item 4.  Controls and Procedures                                      9

PART II.  OTHER INFORMATION

  Item 6.  Exhibits                                                    10


SIGNATURES                                                             11

EXHIBIT INDEX                                                          12




















                                   2 of 12

                     NORDSTROM CREDIT, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                            (dollars in thousands)
                                  (unaudited)



                                                 Quarter Ended
                                            -----------------------
                                             April 30,      May 1
                                               2005         2004
                                            ----------   ----------
Revenue:
  Finance charge income                       $22,042      $23,515
  Other fees and charges                        1,683        1,875
                                              -------      -------
Total revenue                                  23,725       25,390

Expenses:
  Interest expense                             (6,248)      (5,561)
  Servicing and marketing
    fees paid to
    Nordstrom fsb                              (3,090)      (3,162)
  Selling, general
    and administrative                           (279)        (181)
                                              -------      -------
Total expenses                                 (9,617)      (8,904)
Interest income                                 2,413          435
                                              -------      -------
Operating income                               16,521       16,921
Other income                                      282          286
                                              -------      -------
Earnings before income taxes                   16,803       17,207
Income taxes                                   (6,133)      (6,281)
                                              -------      -------
Net earnings                                  $10,670      $10,926
                                              =======      =======




The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.














                                    3 of 12

                    NORDSTROM CREDIT, INC. AND SUBSIDIARY
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)
                                  (unaudited)


                                      April 30,   January 29,       May 1,
                                        2005          2005           2004
                                     -----------   -----------    ----------
ASSETS
------
Cash and cash equivalents             $    332      $    363      $    297

Retail charge card receivables, net    524,774       560,102       542,325

Investment in master trust
  certificates                         300,000       275,000       200,000

Receivable from parent and affiliates
  and other receivables, net            32,123        30,086        14,689

Notes receivable from affiliates        22,525        35,335        15,960

Land, leasehold improvements
  and equipment, net                       477           441           273

Deferred taxes and other assets          6,299         6,687         7,088
                                      --------      --------      --------
                                      $886,530      $908,014      $780,632
                                      ========      ========      ========

LIABILITIES AND SHAREHOLDER'S EQUITY
------------------------------------
Payable to affiliates, net           $  3,530       $  3,695      $  2,358

Note payable to Nordstrom, Inc.       139,650        171,800        79,250

Accrued interest, taxes and other       6,882          6,455         6,680

Debt                                  396,027        396,027       396,527

Other liabilities                      13,570         13,836        14,634
                                     --------        -------      --------
  Total liabilities                   559,659        591,813       499,449

Common stock, $0.50 par value
   100,000 shares authorized;
   10,000 shares issued and outstanding     5              5             5

Additional paid in capital             55,054         55,054        55,054

Retained earnings                     271,812        261,142       226,124
                                     --------       --------      --------
  Total shareholder's equity          326,871        316,201       281,183
                                     --------       --------      --------
                                     $886,530       $908,014      $780,632
                                     ========       ========      ========

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.


                                   4 of 12

                   NORDSTROM CREDIT, INC. AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (dollars in thousands)
                                (unaudited)


                                                        Quarter Ended
                                                   -----------------------
                                                   April 30,      May 1,
                                                     2005          2004
                                                              (As Restated,
                                                                See Note 7)
                                                   ----------   ----------
OPERATING ACTIVITIES:
  Net earnings                                      $10,670       $10,926
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
    Depreciation and amortization                        36            32
    Deferred income taxes                                97            99
    Change in operating assets and liabilities:
      Receivable from parent and affiliates and other
         receivables, net                            (2,037)        5,869
      Other assets                                      156           204
      Payable to affiliates, net                        (55)           41
      Accrued interest, taxes and other                 427           663
      Other liabilities                                (266)         (271)
                                                   --------      --------
Net cash provided by operating activities             9,028        17,563
                                                   --------      --------
INVESTING ACTIVITIES:
  Decrease in retail charge card
      receivables, net                               35,328        33,467
  Increase in notes receivable from affiliates      (12,190)      (10,498)
  Additions to property and equipment, net              (47)            -
                                                   --------      --------
Net cash provided by investing activities            23,091        22,969
                                                   --------      --------
FINANCING ACTIVITIES:
  Repayments under note payable to
    Nordstrom, Inc., net                            (32,150)      (39,600)
  Principal payments on long-term debt                    -          (973)
                                                   --------      --------
Net cash used in financing activities               (32,150)      (40,573)
                                                   --------      --------
Net decrease in cash and cash equivalents               (31)          (41)
Cash and cash equivalents at beginning of period        363           338
                                                   --------      --------
Cash and cash equivalents at end of period         $    332      $    297
                                                   ========      ========

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.







                                    5 of 12

                     NORDSTROM CREDIT, INC. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (dollars in thousands)
                                (unaudited)


Note 1 - Summary of Significant Accounting Policies

Basis of Presentation
---------------------
The accompanying condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements contained in the Nordstrom Credit, Inc. 2004 Annual Report on Form 10-K. The same accounting policies are followed in preparing quarterly financial data as are followed in preparing annual data. In management's opinion, all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows have been included and are of a normal, recurring nature.

We reclassified certain prior period amounts to conform to the current period presentation.

The condensed consolidated statement of cash flow for the quarter ended May 1, 2004 has been restated. See Note 7 for a reconciliation of the amounts previously reported.

The interim financial information presented here is not necessarily indicative of the results to be expected for the fiscal year.


Note 2 - Related Party Transactions

Interest expense includes $892 and $235 of affiliate interest expense for the first quarter of 2005 and 2004, respectively. Interest income includes $163 and $428 of affiliate interest income for the first quarter of 2005 and 2004, respectively.

                                             April 30,    January 29,      May 1,
Receivable From Parent and Affiliates         2005           2005          2004
----------------------------------------------------------------------------------
Due from Nordstrom, Inc., net                $19,867        $12,767        $2,781
Due from Nordstrom fsb                         8,405         14,351         9,229
                                             -------        -------        -------
                                             $28,272        $27,118       $12,010

The amounts above are included in the balance of receivable from parent and affiliates and other receivables, net.

                                             April 30,    January 29,     May 1,
Payables to Affiliates                         2005          2005          2004
----------------------------------------------------------------------------------
Due to Nordstrom Credit Card
   Receivables LLC, net                       $3,530         $3,695        $2,358


Note 3 - Retail Charge Card Receivables

Retail charge card receivables, net, consists of the following:

                                      April 30,    January 29,       May 1,
                                        2005           2005           2004
                                     ----------     -----------    ----------
Retail charge card receivables:
   Unrestricted receivables           $  9,292        $ 11,105      $  5,612
   Restricted receivables              533,977         568,062       556,647
Allowance for doubtful accounts        (18,495)        (19,065)      (19,934)
                                     ----------     -----------    ----------
Retail charge card receivables, net   $524,774        $560,102      $542,325
                                     ==========     ===========    ==========

                                    6 of 12

                    NORDSTROM CREDIT, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (dollars in thousands)
                                 (unaudited)


Note 3 - Retail Charge Card Receivables (Cont.)

Our restricted receivables relate to the Nordstrom, Inc. retail charge card which support the $300,000 receivable-backed securities and the $50,000 variable funding note. The unrestricted trade receivables consist primarily of certain receivables that are not eligible to support the $300,000 receivable backed securities such as foreign and employee receivables exceeding a contractual threshold.


Note 4 - Investment in Master Trust Certificates

In 2004, we exchanged affiliate receivables from Nordstrom fsb (the "Bank") for an investment in master trust certificates ("2004 Notes") issued by a trust (the "Trust") that owns Nordstrom co-branded VISA credit card receivables. The 2004 Notes were purchased at par. Interest earned is based on one month LIBOR and a credit spread index (3.4% at April 30, 2005). Maturity is subject to annual renewal by the Bank and us. The principal balances can change subject to agreement and other approvals required by the governing transaction documents. Under these terms, we increased the face value of the 2004 Notes on March 31, 2005 by $25,000 to $300,000 by exchanging
additional affiliate receivables.   The 2004 Notes are accounted for as
available-for-sale securities under Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities." The coupon is structured to equal the yield on the valuation date. Consequently, we believe fair value approximates par value on the balance sheet date.


Note 5 - Debt

The agreement for our 6.7% medium-term notes contains restrictive covenants, which include maintaining a ratio of Earnings to Fixed Charges of at least
1.25 to 1.00. We are in full compliance with these restrictive covenants at April 30, 2005.

We did not make any borrowings under our variable funding note backed by restricted retail charge card receivables during 2005 and 2004.


Note 6 - Supplementary Cash Flow Information

As described above in Note 4, we exchanged notes receivable from affiliates for the 2004 Notes that represent undivided interests in a pool of VISA credit card receivables. The 2004 Notes have a face amount of $300,000 and were priced at par.

Initial expenses of $2,206 related to the securitization of retail charge card receivables were capitalized in other assets in November 2001. On a monthly basis, the amortized costs are recorded by Nordstrom, Inc. using the straight-line method over the 60-month life of the trust agreement. Quarter to date amortization of $110 for both 2005 and 2004 was offset in receivable from parent and affiliates and other receivables, net.





                                    7 of 12

                   NORDSTROM CREDIT, INC. AND SUBSIDIARY
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (dollars in thousands)
                              (unaudited)


Note 7 - Restatement

Subsequent to issuance of our 2004 quarterly financial statements, we have corrected an error in our condensed consolidated statement of cash flows for the quarter ended May 1, 2004. We historically recognized amounts loaned to the Bank in our condensed consolidated statements of cash flows as a separate line item in operating activities. However, we determined that the amounts loaned to the Bank should be classified in investing activities and, accordingly, have restated the accompanying condensed consolidated statement of cash flows for the quarter ended May 1, 2004.

The following table summarizes the impact of the restatement:

                                               AS ORIGINALLY   RESTATEMENT
QUARTER ENDED MAY 1, 2004                         REPORTED     ADJUSTMENT   AS RESTATED
---------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CASH FLOWS:
Net cash provided by operating activities           $7,065      $10,498       $17,563
Net cash provided by investing activities           33,467      (10,498)       22,969































                                      8 of 12

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

All dollar amounts are in millions.

Total revenue decreased $1.7 in the quarter ended April 30, 2005 compared to the same period in 2004 primarily due to a $1.5 decrease in finance charge income. We earn finance charge income on retail charge card receivables, which we purchase from an affiliate that is also a wholly-owned subsidiary of our parent, Nordstrom, Inc. Finance charge income decreased due to a $18.0 reduction in the average outstanding retail charge card receivable balance and from card holders repaying their outstanding balances more quickly. The additional decrease in total revenues of $0.2 relates to other fees, which consist primarily of late fees. Late fee income was $1.4 and $1.6 for the first quarter in 2005 and 2004, respectively.

Total expenses increased $0.7 in the first quarter of 2005 compared to the same period in 2004 due to an increase in interest expense. Interest expense has increased due to a $44.8 increase in on our average short-term debt outstanding payable to our parent, Nordstrom, Inc. The increase in total assets due to our investment in master trust certificates requires us to make additional borrowings to fund those assets.

Interest income increased $2.0 for the quarter ended April 30, 2005 compared to the same period in 2004, primarily due to an increase in interest income earned on the 2004 Notes. The current year interest rate on the 2004 Notes is higher than the prior year rate on the receivables due from Nordstrom fsb (the "Bank"), which we exchanged for the 2004 Notes. Also, the interest earning receivable balance is higher in the current quarter than the prior quarter. The increase in interest income related to the 2004 Notes was partially offset by a decrease in intercompany interest income. The decrease in intercompany interest income is due to the lower average outstanding note receivable balance due from the Bank during 2004 compared to the prior year.

Net earnings remained relatively flat for the quarter ended April 30, 2005 compared to the same quarter in the prior year. The increase in interest income was offset by the decrease in total revenue and an increase in expenses.


Item 4.  Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we performed an evaluation under the supervision and with the participation of management, including our President and Vice President and Treasurer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities and Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, our President and our Vice President and Treasurer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective in the timely recording, processing, summarizing and reporting of material financial and non-financial information.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.





                                    9 of 12

                            PART II - OTHER INFORMATION
                            ---------------------------

Item 6.  Exhibits

         Exhibits are incorporated herein by reference or are filed with this report as set forth in the Index to Exhibits on page 12 hereof.



















































                                   10 of 12

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


                          NORDSTROM CREDIT, INC. AND SUBSIDIARY

                            (Registrant)



                                    /s/          Michael G. Koppel
                                    ---------------------------------------
                                                 Michael G. Koppel
                                           Vice President and Treasurer
                                           (Principal Financial Officer)


Date:   June 14, 2005
--------------------------








































                                   11 of 12

NORDSTROM CREDIT INC. AND SUBSIDIARY

Exhibit Index

Exhibit                                      Method of Filing
-------                                      ----------------
10.1  Principal Balance Increase Request     Filed herewith electronically
      dated December 28, 2004 between
      Nordstrom Credit Card Receivables,
      LLC, Nordstrom fsb, Wells Fargo Bank
      and Registrant

10.2  Principal Balance Increase Request     Filed herewith electronically
      dated March 28, 2005 between
      Nordstrom Credit Card Receivables,
      LLC, Nordstrom fsb, Wells Fargo Bank
      and Registrant

10.3  Principal Balance Increase             Filed herewith electronically
      Confirmation dated March 31, 2005
      Between Registrant and Wells Fargo
      Bank

31.1  Certification of President             Filed herewith electronically
       required by Section 302(a)
       of the Sarbanes-Oxley Act of 2002

31.2  Certification of Vice President and    Filed herewith electronically
       Treasurer required by Section 302(a)
       of the Sarbanes-Oxley Act of 2002

32.1  Certification of President and Vice    Furnished herewith electronically
       President and Treasurer regarding
       periodic report containing financial
       statements pursuant to 18 U.S.C. 1350,
       as adopted pursuant to Section 906
       of the Sarbanes-Oxley Act of 2002
























                                    12 of 12