Form 10-Q/A
period 2004-07-31
NORDSTROM CREDIT INC
filed 2005-08-08
CIK 757439

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                 FORM 10-Q/A

                              (Amendment No. 1)

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

                            YES          NO  X
                               _____       _____


On August 31, 2004 Registrant had 10,000 shares of common stock
($0.50 par value) outstanding; all such shares are owned by Registrant's parent, Nordstrom, Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL
INSTRUCTION H(1)(A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING
THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.


                                   1 of 13

                               Explanatory Note
                               ----------------

This Amendment to the Quarterly Report on Form 10-Q for Nordstrom Credit, Inc. for the fiscal quarter ended July 31, 2004, is being filed to correct an error in our condensed consolidated statements of cash flows for the year to date ended July 31, 2004 and 2003. We historically recognized amounts loaned to our affiliate, Nordstrom fsb (the "Bank") in our condensed consolidated statements of cash flows as a separate line item in operating activities. However, we determined that the amounts loaned to the Bank should be classified in investing activities and, accordingly, have restated the accompanying condensed consolidated statements of cash flows for the year to date ended July 31, 2004 and 2003. See Note 6 in our Notes to Condensed Consolidated Financial Statements for a discussion of this correction and a reconciliation of amounts previously reported to those shown herein. Our previously reported net earnings and shareholder's equity are not impacted by this correction.
















































                                   2 of 13

                    NORDSTROM CREDIT, INC. AND SUBSIDIARY
                    -------------------------------------
                                    INDEX
                                    -----

                                                                   Page
                                                                  Number
                                                                  ------
PART I.   FINANCIAL INFORMATION

  Item 1.  Financial Statements (unaudited)

           Condensed Consolidated Statements of Earnings
             Quarter and Year to Date ended July 31, 2004
             and July 31, 2003                                       4

           Condensed Consolidated Balance Sheets
             July 31, 2004, January 31, 2004 and July 31, 2003       5

           Condensed Consolidated Statements of Cash Flows
             Year to Date ended July 31, 2004 and July 31, 2003      6
             (Restated)

           Notes to Condensed Consolidated Financial Statements      7

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                      10

  Item 4.  Controls and Procedures                                  11

PART II.  OTHER INFORMATION

  Item 6.  Exhibits                                                 12


SIGNATURES                                                          13
























                                   3 of 13

                     NORDSTROM CREDIT, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                            (dollars in thousands)
                                  (unaudited)

                                         Quarter Ended     Year to Date Ended
                                      ------------------   ------------------
                                      July 31,  July 31,   July 31,  July 31,
                                        2004      2003       2004      2003
                                      --------  --------   --------  --------
Revenue:
  Finance charge income               $23,512    $23,988   $47,027    $48,745
  Other fees and charges                2,022      2,301     3,897      4,404
                                      --------  --------   --------  --------
Total revenue                          25,534     26,289    50,924     53,149

Expenses:
  Interest expense                     (5,599)    (5,424)  (11,163)   (10,782)
  Servicing and marketing fees
    paid to Nordstrom fsb              (2,987)    (3,360)   (6,149)    (7,536)
  Selling, general and administrative    (252)      (388)     (433)      (639)
                                      --------  --------   --------   --------
Total expenses                         (8,838)    (9,172)  (17,745)   (18,957)
Interest income                         1,351        401     1,789        724
                                      --------  --------   --------   --------
Operating income                       18,047     17,518    34,968     34,916
Other income                              282        281       568        562
                                      --------  --------   --------   --------
Earnings before income taxes           18,329     17,799    35,536     35,478
Income tax expense                     (6,690)    (6,479)  (12,971)   (12,949)
                                      --------  --------   --------   --------
Net earnings                          $11,639    $11,320   $22,565    $22,529
                                      ========  ========   ========   ========


The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.























                                   4 of 13

                    NORDSTROM CREDIT, INC. AND SUBSIDIARY
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)
                                  (unaudited)

                                     July 31,     January 31,    July 31,
                                       2004          2004          2003
                                    -----------   -----------   -----------
ASSETS
------
Cash and cash equivalents             $    315      $    338     $     397

Retail charge card receivables, net
  of allowance for doubtful accounts
  of $19,934, $20,320 and $21,146      604,388       575,792       619,731

Investment in master trust
  certificates                         250,000             -             -

Receivable from parent and affiliates
  and other receivables, net            30,347        20,558         3,475

Notes receivable from affiliates        38,560       205,435       160,495

Land, leasehold improvements and
  equipment, net                           443           279           281

Deferred taxes and other assets          6,969         7,554         8,482
                                      --------      --------      --------
                                      $931,022      $809,956      $792,861
                                      ========      ========      ========

LIABILITIES AND SHAREHOLDER'S EQUITY
------------------------------------
Payable to parent and affiliates, net    2,505      $  2,427      $  1,839

Note payable to Nordstrom, Inc.        220,125       118,850       130,185

Accrued interest, taxes and other        4,676         6,017           662

Debt                                   396,527       397,500       397,500

Other liabilities                       14,367        14,905        15,443
                                      --------      --------      --------
  Total liabilities                    638,200       539,699       545,629

Common stock, $0.50 par value
  100,000 shares authorized;
  10,000 shares issued and outstanding       5             5             5

Additional paid in capital              55,054        55,054        55,054

Retained earnings                      237,763       215,198       192,173
                                      --------      --------      --------
  Total shareholder's equity           292,822       270,257       247,232
                                      --------      --------      --------
                                      $931,022      $809,956      $792,861
                                      ========      ========      ========

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

                                   5 of 13

                   NORDSTROM CREDIT, INC. AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (dollars in thousands)
                                (unaudited)

                                                     Year to Date Ended
                                                   ----------------------
                                                   July 31,      July 31,
                                                     2004          2003
                                                   --------      --------
                                                  As Restated, see Note 6
                                                  ------------------------
OPERATING ACTIVITIES:
  Net earnings                                      $22,565       $22,529
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
    Depreciation and amortization                        68            58
    Deferred income taxes                               214             -
    Change in operating assets and liabilities:
      Receivable from parent and affiliates and
         other receivables, net                     (15,247)       26,461
      Other assets                                       99           168
      Payable to parent and affiliates, net           5,757          (291)
      Accrued interest, taxes and other              (1,341)         (291)
      Other liabilities                                (538)         (427)
                                                   --------      --------
Net cash provided by operating activities            11,577        48,207
                                                   --------      --------
INVESTING ACTIVITIES:
  Increase in retail charge card receivables, net   (28,596)      (25,281)
  Increase in notes receivable from affiliates      (83,125)      (76,100)
  Additions to property and equipment, net             (181)          (24)
                                                   --------      --------
Net cash used in investing activities              (111,902)     (101,405)
                                                   --------      --------
FINANCING ACTIVITIES:
  Borrowings under note payable to
    Nordstrom, Inc., net                            101,275        55,725
  Principal payments on long-term debt                 (973)       (2,500)
                                                   --------      --------
Net cash provided by financing activities           100,302        53,225
                                                   --------      --------
Net (decrease) increase in cash and cash
  equivalents                                           (23)           27
Cash and cash equivalents at beginning of period        338           370
                                                   --------      --------
Cash and cash equivalents at end of period         $    315      $    397
                                                   ========      ========

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.











                                   6 of 13

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

The condensed consolidated statements of cash flows for the year to date ended July 31, 2004 and 2003 have been restated. See Note 6 for a reconciliation of amounts previously reported to those shown herein.

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

NOTE 2 - RETAIL CHARGE CARD RECEIVABLES

Retail charge card receivables, net, consists of the following:

                                      July 31,       January 31,    July 31,
                                        2004           2004           2003
                                     ----------     -----------    ----------
Retail charge card receivables:
   Unrestricted receivables           $  6,213        $  6,120      $  2,305
   Restricted receivables              618,109         589,992       638,572
Allowance for doubtful accounts        (19,934)        (20,320)      (21,146)
                                     ----------     -----------    ----------
Retail charge card receivables, net   $604,388        $575,792      $619,731
                                     ==========     ===========    ==========

Restricted accounts receivable secure the $300,000 term note due 2006, and the variable funding note facility, which had no balance outstanding in 2004.











                                   7 of 13

                     NORDSTROM CREDIT, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (dollars in thousands)
                                 (unaudited)

NOTE 3 - INVESTMENT IN MASTER TRUST CERTIFICATES

On March 31, 2004, we exchanged affiliate receivables due from Nordstrom fsb for two notes that represent undivided interests in a pool of Nordstrom co-branded VISA credit card receivables. The notes were purchased by us at par for a combined face amount of $200,000. Interest earned on the notes is based on one month LIBOR and a credit spread index. The maturity of the notes is subject to annual renewal by both parties. The principal balances of the notes can change subject to agreement between the parties and other approvals required by the governing transaction documents. On June 30, 2004, we increased the face value of the notes by $50,000 to $250,000, by exchanging additional affiliate receivables. The notes are accounted for as available-for-sale securities under SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Nordstrom fsb holds the related Seller Retained Interest and Interest Only Strip associated with the notes.


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


NOTE 5 - SUPPLEMENTARY CASH FLOW INFORMATION

We purchased two notes that represent undivided interests in a pool of VISA credit card receivables. The notes have a combined face amount of $250,000 and were purchased by us at par. The notes were purchased by exchanging our notes receivable from affiliates.

Initial expenses related to the securitization of private-label receivables were capitalized and are amortized straight-line over the 60-month life of the trust agreement. Amortized costs are transferred to Nordstrom, Inc. monthly.














                                   8 of 13

                     NORDSTROM CREDIT, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (dollars in thousands)
                                 (unaudited)


NOTE 6 - RESTATEMENT

Subsequent to issuance of our 2004 quarterly financial statements, we have corrected an error in our condensed consolidated statements of cash flows for the year to date ended July 31, 2004 and 2003. We historically recognized amounts loaned to our affiliate, Nordstrom fsb (the "Bank") in our condensed consolidated statements of cash flows as a separate line item in operating activities. However, we determined that the amounts loaned to the Bank should be classified in investing activities and, accordingly, have restated the accompanying condensed consolidated statements of cash flows for the year to date ended July 31, 2004 and 2003.

The following table summarizes the impact of the restatement on the previously issued financial statements:

                                                           Year to Date Ended July 31, 2004
                                                      ------------------------------------------
                                                          As
                                                      Originally     Restatement
                                                       Reported       Adjustment     As Restated
                                                      ----------     -----------     -----------
Condensed Consolidated Statement of
  Cash Flows

Net cash (used in) provided by
  operating activities                                $  (71,548)       $ 83,125      $  11,577
Net cash used in investing
  activities                                             (28,777)        (83,125)      (111,902)
                                                      ----------      ----------     ----------

                                                           Year to Date Ended July 31, 2003
                                                      ------------------------------------------
                                                          As
                                                      Originally     Restatement
                                                       Reported       Adjustment     As Restated
                                                      ----------     -----------     -----------
Condensed Consolidated Statement of
  Cash Flows

Net cash (used in) provided by
  operating activities                                 $ (27,893)       $ 76,100       $  48,207
Net cash used in investing
  activities                                             (25,305)        (76,100)       (101,405)
                                                      ----------      ----------      ----------


















                                   9 of 13

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

We earn finance charge income on customer accounts receivable, which we purchase from an affiliate that is also a wholly-owned subsidiary of our parent, Nordstrom, Inc. Finance charge income decreased for the quarter and year to date periods ended July 31, 2004 compared to the same periods in 2003, primarily due to a decrease in the average customer accounts receivable balances. Retail charge card receivables have declined approximately 3% over the past year for the quarter and year to date periods ended July 31, 2004 due to accelerated customer repayments.

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

Interest income increased for the quarter and year to date periods ended July 31, 2004 compared to the same periods in 2003, primarily due to an increase in interest income earned on the Master Trust certificates. The interest rate on the Master Trust certificates is higher than the rate on the receivables due from Nordstrom fsb, which we exchanged for the Master Trust certificates. The increase in Master Trust interest income was partially offset by a decrease in intercompany interest income. The decrease in intercompany interest income is due to the lower average outstanding note receivable balance from Nordstrom fsb during 2004 compared to the prior year.

Servicing and marketing fees paid to Nordstrom fsb decreased for the quarter and year to date periods ended July 31, 2004 compared to the same periods in 2003, primarily due to a restructure of the marketing fees. The decrease is also due to a decline in the outstanding balances of the private label card portfolio.




























                                   10 of 13

Item 4.  Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q/A, we performed an evaluation under the supervision and with the participation of management, including our President and Vice President and Treasurer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities and Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, our President and our Vice President and Treasurer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures are effective in the timely recording, processing, summarizing and reporting of material financial and non-financial information.

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

In coming to the conclusion that our disclosure controls and procedures were effective as of July 31, 2004, our management considered, among other things, the control deficiencies related to the cash flow statement classification of notes receivable from affiliates, which resulted in a restatement of our accompanying condensed consolidated financial statements, as disclosed in Note 6 to the condensed consolidated financial statements for the quarter ended July 31, 2004. After reviewing and analyzing the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 99, "Materiality", and Accounting Principles Board Opinion No. 20, "Accounting Changes" and taking into consideration that the restatement adjustment did not impact our total revenue, net earnings, total cash flows or shareholder's equity for any prior period, our management concluded that our disclosure controls and procedures were effective. Following our identification of these control deficiencies, we have corrected our process for preparing our statements of cash flows by performing a more thorough review of the classifications of our cash flows to comply with SFAS No. 95 "Statement of Cash Flows" and SFAS No. 102 "Statement of Cash Flows - Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale - An Amendment of FASB Statement No. 95." In addition, we will continue to monitor GAAP developments and changes in our business to reduce the risk of classification errors in our statements of cash flows.










                                   11 of 13

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








































                                   12 of 13

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


                          NORDSTROM CREDIT, INC. AND SUBSIDIARY

                            (Registrant)



                                    /s/          Michael G. Koppel
                                    ---------------------------------------
                                                 Michael G. Koppel
                                           Vice President and Treasurer
                                           (Principal Financial Officer)


Date:   August 8, 2005
----------------------









































                                   13 of 13

NORDSTROM CREDIT INC. AND SUBSIDIARY

Exhibit Index
Exhibit                                      Method of Filing
-------                                      ----------------

10.1  Omnibus Amendment Agreement dated      Incorporated by reference from
       June 30, 2004 between Nordstrom        Registrant's Form 10-Q for the
       Credit Card Receivables, LLC and       quarter ended July 31, 2004,
       Registrant                             Exhibit 10.1

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