Form 10-Q/A
period 2004-10-30
NORDSTROM CREDIT INC
filed 2005-08-08
CIK 757439

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


For the transition period from ------- to ---------
                        Commission File Number 0-12994

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


On November 30, 2004 Registrant had 10,000 shares of common stock
($0.50 par value) outstanding; all such shares are owned by Registrant's parent, Nordstrom, Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL
INSTRUCTION H(1)(A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING
THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.


                                   1 of 13

                               Explanatory Note
                               ----------------

This Amendment to the Quarterly Report on Form 10-Q for Nordstrom Credit, Inc. for the fiscal quarter ended October 30, 2004, is being filed to correct an error in our condensed consolidated statements of cash flows for the year to date ended October 30, 2004 and October 31, 2003. We historically recognized amounts loaned to our affiliate, Nordstrom fsb (the "Bank") in our condensed consolidated statements of cash flows as a separate line item in operating activities. However, we determined that the amounts loaned to the Bank should be classified in investing activities and, accordingly, have restated the accompanying condensed consolidated statements of cash flows for the year to date ended October 30, 2004 and October 31, 2003. See Note 7 in our Notes to Condensed Consolidated Financial Statements for a discussion of this correction and a reconciliation of amounts previously reported to those shown herein. Our previously reported net earnings and shareholder's equity are not impacted by this correction.
















































                                   2 of 13

                    NORDSTROM CREDIT, INC. AND SUBSIDIARY
                    -------------------------------------
                                    INDEX
                                    -----

                                                                      Page
                                                                     Number
                                                                     ------
PART I.   FINANCIAL INFORMATION

  Item 1.  Financial Statements (unaudited)

           Condensed Consolidated Statements of Earnings
             Quarter and Year to Date ended October 30, 2004
             and October 31, 2003                                       4

           Condensed Consolidated Balance Sheets
             October 30, 2004, January 31, 2004 and October 31, 2003    5

           Condensed Consolidated Statements of Cash Flows
             Year to Date ended October 30, 2004 and October 31, 2003
             (Restated)                                                 6

           Notes to Condensed Consolidated Financial Statements         7

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         10

  Item 4.  Controls and Procedures                                     11

PART II.  OTHER INFORMATION

  Item 6.  Exhibits                                                    12


SIGNATURES                                                             13

























                                   3 of 13

                     NORDSTROM CREDIT, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                            (dollars in thousands)
                                  (unaudited)

                                Quarter Ended            Year to Date Ended
                           -----------------------    -----------------------
                           October 30,  October 31,   October 30,  October 31,
                              2004         2003          2004         2003
                           ----------   ----------    ----------   ----------
Revenue:
  Finance charge income       $23,539      $24,263       $70,566      $73,008
  Other fees and charges        1,843        2,074         5,740        6,478
                              -------      -------       -------      -------
Total revenue                 $25,382       26,337        76,306       79,486

Expenses:
  Interest expense             (5,819)      (5,516)      (16,980)     (16,298)
  Servicing and marketing
    fees paid to
    Nordstrom fsb              (3,055)      (3,321)       (9,204)     (10,857)
  Selling, general
    and administrative           (251)        (257)         (684)        (896)
                              -------      -------       -------      -------
Total expenses                 (9,125)      (9,094)      (26,868)     (28,051)
Interest income                 1,575          515         3,362        1,239
                              -------      -------       -------      -------
Operating income               17,832       17,758        52,800       52,674
Other income                      279          281           847          843
                              -------      -------       -------      -------
Earnings before income
    taxes                      18,111       18,039        53,647       53,517
Income tax expense             (6,610)      (6,585)      (19,581)     (19,534)
                              -------      -------       -------      -------
Net earnings                  $11,501      $11,454       $34,066      $33,983
                              =======      =======       =======      =======


The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.



















                                   4 of 13

                    NORDSTROM CREDIT, INC. AND SUBSIDIARY
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)
                                  (unaudited)

                                     October 30,   January 31,    October 31,
                                        2004          2004           2003
                                     -----------   -----------    ----------
ASSETS
------
Cash and cash equivalents             $    432      $    338      $    320

Retail charge card receivables, net
  of allowance for doubtful accounts
  of $19,534, $20,320 and $20,746      535,597       575,792       552,672

Investment in master trust
  certificates                         250,000             -             -

Receivable from parent and affiliates
  and other receivables, net            22,836        20,558         5,286

Notes receivable from affiliates        29,185       205,435       177,835

Land, leasehold improvements and
  equipment, net                           438           279           284

Deferred taxes and other assets          6,827         7,554         7,704
                                      --------      --------      --------
                                      $845,315      $809,956      $744,101
                                      ========      ========      ========

LIABILITIES AND SHAREHOLDER'S EQUITY
------------------------------------
Payable to parent and affiliates, net   2,905       $  2,427      $  3,595

Note payable to Nordstrom, Inc.       120,975        118,850        66,825

Accrued interest, taxes and other       6,981          6,017         2,317

Debt                                  396,027        397,500       397,500

Other liabilities                      14,104         14,905        15,178
                                     --------        -------      --------
  Total liabilities                   540,992        539,699       485,415

Common stock, $0.50 par value
  100,000 shares authorized;
  10,000 shares issued and outstanding      5              5             5

Additional paid in capital             55,054         55,054        55,054

Retained earnings                     249,264        215,198       203,627
                                     --------       --------      --------
  Total shareholder's equity          304,323        270,257       258,686
                                     --------       --------      --------
                                     $845,315       $809,956      $744,101
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

                                   5 of 13

                   NORDSTROM CREDIT, INC. AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (dollars in thousands)
                                (unaudited)

                                                     Year to Date Ended
                                                   -----------------------
                                                  October 30,  October 31,
                                                     2004          2003
                                                   ----------   ----------
                                                   As Restated, see Note 7
                                                   -----------------------
OPERATING ACTIVITIES:
  Net earnings                                      $34,066       $33,983
  Adjustments to reconcile net earnings to net
    cash used in operating activities:
    Depreciation and amortization                       104            87
    Deferred income taxes                               310           634
    Change in operating assets and liabilities:
      Receivable from parent and affiliates and
         other receivables, net                      (7,736)       30,839
      Other assets                                       10           287
      Payable to parent and affiliates, net           6,267        (4,724)
      Accrued interest, taxes and other                 964         1,364
      Other liabilities                                (801)         (692)
                                                   --------      --------
Net cash provided by operating activities            33,184        61,778
                                                   --------      --------
INVESTING ACTIVITIES:
  Decrease in retail charge card receivables, net    40,195        41,778
  Increase in notes receivable from affiliates      (73,750)      (93,440)
  Additions to property and equipment, net             (187)          (31)
                                                   --------      --------
Net cash used in investing activities               (33,742)      (51,693)
                                                   --------      --------
FINANCING ACTIVITIES:
  Borrowings (repayments) under note payable to
    Nordstrom, Inc., net                              2,125        (7,635)
  Principal payments on long-term debt               (1,473)       (2,500)
                                                   --------      --------
Net cash provided by (used in) financing activities     652       (10,135)
                                                   --------      --------
Net increase (decrease) in cash and cash
  equivalents                                            94           (50)
Cash and cash equivalents at beginning of period        338           370
                                                   --------      --------
Cash and cash equivalents at end of period         $    432      $    320
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

The condensed consolidated statements of cash flows for the year to date ended October 30, 2004 and October 31, 2003 have been restated. See Note 7 for a reconciliation of amounts previously reported to those shown herein.

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

Note 2 - Related Party Transactions

Interest expense includes $631 and $243 of affiliate interest expense for the third quarter of 2004 and 2003, respectively. For the year to date periods ended October 30, 2004 and October 31, 2003, affiliate interest expense was $1,259 and $404, respectively.

Interest income includes $122 and $508 of affiliate interest income for the third quarter of 2004 and 2003, respectively. For the year to date periods ended October 30, 2004 and October 31, 2003, affiliate interest income was $642 and $1,213, respectively.























                                   7 of 13

                     NORDSTROM CREDIT, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (dollars in thousands)
                                 (unaudited)


Note 3 - Retail Charge Card Receivables

Retail charge card receivables, net, consists of the following:

                                      October 30,   January 31,    October 31,
                                        2004           2004           2003
                                     ----------     -----------    ----------
Retail charge card receivables:
   Unrestricted receivables           $ 10,155        $  6,120      $  6,022
   Restricted receivables              544,976         589,992       567,396
Allowance for doubtful accounts        (19,534)        (20,320)      (20,746)
                                     ----------     -----------    ----------
Retail charge card receivables, net   $535,597        $575,792      $552,672
                                     ==========     ===========    ==========

Restricted accounts receivable secure the $300,000 term note due 2006, and the variable funding note facility, which had no balance outstanding in 2004.

Note 4 - Investment in Master Trust Certificates

On March 31, 2004, we exchanged $200,000 of affiliate receivables from Nordstrom fsb for an investment in master trust certificates ("2004 Notes") issued by a trust (the "Trust") that is comprised of Nordstrom co-branded VISA credit card receivables. Nordstrom fsb caused a portion of its interest in the Trust to be exchanged for the newly issued 2004 Notes. The 2004 Notes were purchased by us at par for a combined face amount of $200,000. Interest earned is based on one month LIBOR and a credit spread index. Maturity is subject to annual renewal by Nordstrom fsb and us. The principal balances can change subject to agreement and other approvals required by the governing transaction documents. On June 30, 2004, we increased the face value of the notes by $50,000 to $250,000, by exchanging additional affiliate receivables. The 2004 Notes are accounted for as available-for-sale securities under Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities."


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

Initial expenses of $2,206 related to the securitization of private label receivables were capitalized in November 2001 and are amortized using the straight-line method over the 60-month life of the trust agreement. Amortized costs are reimbursed by Nordstrom, Inc. monthly. Year to date amortization was $331 and $345 in 2004 and 2003.


Note 7 - Restatement

Subsequent to issuance of our 2004 quarterly financial statements, we have corrected an error in our condensed consolidated statements of cash flows for the year to date ended October 30, 2004 and October 31, 2003. We historically recognized amounts loaned to our affiliate, Nordstrom fsb (the "Bank") in our condensed consolidated statements of cash flows as a separate line item in operating activities. However, we determined that the amounts loaned to the Bank should be classified in investing activities and, accordingly, have restated the accompanying condensed consolidated statements of cash flows for the year to date ended October 30, 2004 and October 31, 2003.

The following table summarizes the impact of the restatement on the previously issued financial statements:

                                                         Year to Date Ended October 30, 2004
                                                     -------------------------------------------
                                                          As
                                                      Originally     Restatement
                                                       Reported       Adjustment     As Restated
                                                     -----------     -----------     -----------
Condensed Consolidated Statement of
  Cash Flows

Net cash (used in) provided by
  operating activities                                 $ (40,566)       $ 73,750       $  33,184
Net cash provided by (used in)
  Investing activities                                    40,008         (73,750)        (33,742)
                                                     -----------     -----------     -----------
















                                   9 of 13

                     NORDSTROM CREDIT, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (dollars in thousands)
                                 (unaudited)

Note 7 - Restatement (Cont.)

                                                         Year to Date Ended October 31, 2003
                                                     -------------------------------------------
                                                          As
                                                      Originally     Restatement
                                                       Reported       Adjustment     As Restated
                                                     -----------     -----------     -----------
Condensed Consolidated Statement of
  Cash Flows

Net cash (used in) provided by
  operating activities                                 $ (31,662)       $ 93,440       $  61,778
Net cash provided by (used in)
  Investing activities                                    41,747         (93,440)        (51,693)
                                                     -----------     -----------     -----------

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

In coming to the conclusion that our disclosure controls and procedures were effective as of October 30, 2004, our management considered, among other things, the control deficiencies related to the cash flow statement classification of notes receivable from affiliates, which resulted in a restatement of our accompanying condensed consolidated financial statements, as disclosed in Note 7 to the condensed consolidated financial statements for the quarter ended October 30, 2004. After reviewing and analyzing the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 99, "Materiality", and Accounting Principles Board Opinion No. 20, "Accounting Changes" and taking into consideration that the restatement adjustment did not impact our total revenue, net earnings, total cash flows or shareholder's equity for any prior period, our management concluded that our disclosure controls and procedures were effective. Following our identification of these control deficiencies, we have corrected our process for preparing our statements of cash flows by performing a more thorough review of the classifications of our cash flows to comply with SFAS No. 95 "Statement of Cash Flows" and SFAS No. 102 "Statement of Cash Flows - Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale - An Amendment of FASB Statement No. 95." In addition, we will continue to monitor GAAP developments and changes in our business to reduce the risk of classification errors in our statements of cash flows.
























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